Form 10-Q
period 1995-03-31
SPECTRAN CORP
filed 1995-05-15
CIK 718487

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)
/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995

                                       OR
/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to __________________

Commission file number 0-12489


                              SPECTRAN CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                        04-2729372
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

50 Hall Road, Sturbridge, Massachusetts                         01566
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (508) 347-2261


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.


     The number of shares of the registrant's Common Stock outstanding as of April 30, 1995 was 5,207,409.

                         PART I - FINANCIAL INFORMATION
                 SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS - ASSETS

                                                                              March 31, 1995          December 31, 1994
                                                                              --------------          -----------------
                                                                                (unaudited)
          Current Assets:
               Cash and Cash Equivalents                                      $       176,960           $       477,022
               Current Portion of Marketable Securities                             2,483,814                   641,256
               Accounts Receivable, Trade, net                                      6,218,532                 6,183,461
               Inventories                                                          5,049,499                 4,100,179
               Current Deferred Income Taxes, net                                     303,000                   303,000
               Income Taxes Receivable                                                501,629                   501,629
               Prepaid Expenses and Other Current Assets                              382,555                   267,871
                                                                              ---------------           ---------------
               Total Current Assets                                                15,115,989                12,474,418

          Property, Plant and Equipment:
               Land and Land Improvements                                             395,113                   395,113
               Buildings and Improvements                                           3,271,598                 3,266,189
               Machinery and Equipment                                             15,157,496                14,612,501
               Construction in Progress                                             1,455,446                 1,625,056
                                                                              ---------------           ---------------
                                                                                   20,279,653                19,898,859
               Less Accumulated Depreciation and Amortization                      10,848,966                10,482,710
                                                                              ---------------           ---------------
                                                                                    9,430,687                 9,416,149
          Other Assets:
               Long-term Marketable Securities                                      3,794,108                 5,196,903
               License Agreements, net                                              1,155,079                 1,205,300
               Deferred Income Taxes, net                                           1,702,000                 1,702,000
               Deposit on Acquisition                                               1,759,646                        --
               Goodwill, net                                                        1,086,397                 1,106,806
               Other                                                                  110,894                   260,361
                                                                              ---------------           ---------------
                                                                                    9,608,124                 9,471,370
                                                                              ---------------           ---------------
          Total Assets                                                        $    34,154,800           $    31,361,937
                                                                              ===============           ===============





  See accompanying notes to these consolidated condensed financial statements.

                 SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS -
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      March 31, 1995            December 31, 1994
                                                                                      --------------            -----------------
                                                                                        (unaudited)
             Current Liabilities:
                  Accounts Payable                                                   $     1,402,138            $       751,455
                  Income Taxes Payable                                                        57,774                         --
                  Accrued Defined Benefit Pension Liability                                   65,571                     65,571
                  Accrued Liabilities                                                      2,462,128                  2,200,825
                                                                                     ---------------            ---------------
                  Total Current Liabilities                                                3,987,611                  3,017,851

             Long-term Debt                                                                6,891,942                  5,240,000

             Stockholders' Equity:
                  Common Stock, voting, $.10 par value; authorized
                      20,000,000 shares; outstanding 5,207,409 shares                        520,741                    520,741
                  Common Stock, non-voting, $.10 par value;
                       authorized 250,000 shares; no shares
                       outstanding                                                                --                         --
                  Paid-in Capital                                                         26,028,279                 26,028,279
                  Net Unrealized Loss on Marketable Securities                              (154,191)                  (242,438)
                  Retained Earnings (Deficit)                                             (3,119,582)                (3,202,496)
                                                                                     ---------------            ---------------
                  Total Stockholders' Equity                                              23,275,248                 23,104,086
                                                                                     ---------------            ---------------

             Total Liabilities & Stockholders' Equity                                $    34,154,800            $    31,361,937
                                                                                     ===============            ===============





  See accompanying notes to these consolidated condensed financial statements.

                 SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                    ---------------------------------------
                                                                         1995                      1994
                                                                    --------------            -------------
             Net Sales                                              $    7,965,079            $   5,786,219

             Cost of Sales                                               5,071,503                3,724,817
                                                                    --------------            -------------

             Gross Profit                                                2,893,576                2,061,402

             Selling & Administrative Expenses                           2,037,649                1,312,526

             Research & Development Costs                                  753,445                  291,739
                                                                    --------------            -------------

             Income from Operations                                        102,482                  457,137
             Other Income (Expense):
                  Interest Income                                           84,623                   76,571
                  Interest Expense                                        (101,813)                 (12,379)
                  Other                                                     56,146                   19,689
                                                                    --------------            -------------
                                                                            38,956                   83,881
                                                                    --------------            -------------

             Income before Income Taxes                                    141,438                  541,018

             Income Tax Expense                                             58,524                  222,000
                                                                    --------------            -------------

             Net Income                                             $       82,914            $     319,018
                                                                    ==============            =============

             Weighted Average Number of Shares of
                  Common Stock Outstanding:
                     Primary                                             5,228,710                5,484,748
                                                                    ==============            =============
                     Fully Diluted                                       5,228,710                5,484,748
                                                                    ==============            =============

             Net Income per Share of Common Stock:
                     Primary                                             $.02                      $.06
                                                                         ====                      ====
                     Fully Diluted                                       $.02                      $.06
                                                                         ====                      ====




  See accompanying notes to these consolidated condensed financial statements.

                 SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
           CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS
                                  (UNAUDITED)


                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------
                                                                                              1995                     1994
                                                                                              ----                     ----
             Cash Flows from Operating Activities:
                 Net Income                                                             $        82,914           $       319,018
                 Add (Deduct) Items Not Affecting Cash:
                     Depreciation and Amortization                                              484,795                   398,803
                     Other Non-Cash Charges                                                     (17,517)                  114,500
                     Changes in Other Components of Working Capital                            (115,548)                 (445,328)
                                                                                        ---------------           ---------------
                     Net Cash Provided by Operating Activities                                  434,644                   386,993

             Cash Flows from Investing Activities:
                 Deposit on Acquisition of Business                                          (1,613,062)               (6,567,768)
                 Acquisition of Property & Equipment                                           (420,643)                 (262,897)
                 Other                                                                               --                       443
                                                                                        ---------------           ---------------
                 Cash Used in Investing Activities                                           (2,033,705)               (6,830,222)
                                                                                        ---------------           ---------------

             Cash Flows from Financing Activities:
                 Borrowings of Long-term Debt                                                 1,651,942                 5,000,000
                 Reduction of Debt                                                                   --                   (33,333)
                 Proceeds from Exercise of Stock Options and Warrants                                --                    99,115
                 Purchase of Marketable Securities                                             (352,943)                       --
                                                                                        ---------------           ---------------
                 Cash Provided by Financing Activities                                        1,298,999                 5,065,782

             Decrease in Cash and Cash Equivalents                                             (300,062)               (1,377,447)
             Cash and Cash Equivalents at Beginning of Period                                   477,022                 3,538,190
                                                                                        ---------------           ---------------

             Cash and Cash Equivalents at End of Period                                 $       176,960           $     2,160,743
                                                                                        ===============           ===============





  See accompanying notes to these consolidated condensed financial statements.

                 SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         The financial information for the three months ended March 31, 1995 is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the entire year.

         The consolidated results for the three months ended March 31, 1995 include the accounts of SpecTran Corporation (the Company) and all wholly-owned subsidiaries; SpecTran Specialty Optics Company and EBOT Acquisition Corp. All significant intercompany balances and transactions have been eliminated.

         These financial statements supplement, and should be read in conjunction with, the Company's audited financial statements for the year ended December 31, 1994, as contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission.


2.       INVENTORIES

         Inventories consisted of:

                                                          March 31, 1995                   December 31, 1994
                                                          --------------                   -----------------
         Raw Materials                                    $    1,870,508                    $    1,751,859
         Work in Process                                         852,938                           779,067
         Finished Goods                                        2,326,053                         1,569,253
                                                          --------------                    --------------

                                                          $    5,049,499                    $    4,100,179
                                                          ==============                    ==============



3.       INCOME PER SHARE OF COMMON STOCK

         Income per share of common stock is based on the weighted average of the number of shares outstanding during the periods, including common stock equivalents of stock purchase warrants and stock options for both primary and fully diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Three Months Ended March 31, 1995 Versus Three Months Ended March 31, 1994

Net Sales

         Consolidated net sales of $7,965,079 for the three months ended March 31, 1995 were $2,178,860 (37.7%) higher than for the same period in 1994. This increase reflects increased specialty product sales by SpecTran Specialty Optics Company and additional revenues resulting from sales of the Company's single-mode fiber. The Company's standard multimode fiber sales increased slightly from the first quarter of 1994 as a result of increased sales volume reflecting strong market conditions, with a slight decline in average sales price.

Gross Profit

         SpecTran earned a consolidated gross profit of $2,893,576 during the 1995 first quarter which was $832,174 (40.4%) higher than 1994. The gross margin, as a percent of sales, increased to 36.3% in 1995 from 35.6% in 1994. Single-mode product costs have improved from the first quarter of 1994, but still reflect manufacturing development costs that were experienced during 1994. This was offset by improved margins on multimode product sales due to lower average unit production costs. Royalties expense was 5.7% and 7.3% of SpecTran's sales during the first quarter of 1995 and 1994, respectively.

Selling and Administrative Expenses

         Consolidated selling and administrative expenses increased by $725,123 (55.2%) during the 1995 first quarter. As a percent of sales these expenses increased during 1995 to 25.6% from 22.7% in 1994. The increase is made up of a full quarter of expenses incurred by SpecTran Specialty Optics Company in the 1995 March quarter versus approximately half a quarter of expenses incurred in last year's first quarter. Parent company spending increased by $266,532 (24.1%) due to business development activities.

Research and Development Expenses

         Consolidated spending for internal research and development increased by $461,706 (158.3%). As a percent of sales, consolidated research and development costs increased to 9.5% in the first quarter of 1995 versus 5.0% in the same period in 1994. The Company's increased research and development spending is primarily in programs designed to improve manufacturing cost and product performance in both the multimode and single-mode product lines and develop alternative process technologies.

Other Income (Expense)

         Consolidated other income (expense) decreased by $44,925 (53.6%)
during the 1995 first quarter.   Interest income increased by $8,052 (10.5%)
during the 1995 first quarter primarily as a result of improved investment yields. Interest expense increased during the first quarter of 1995 by $89,434 (722.5%) as a result of increased debt levels. The increase in other income of $36,457 during 1995 is related to royalty income.

Income Taxes

         A tax provision of 41% of pre-tax income was provided in the first quarters of both 1995 and 1994.

Net Income

         Net income for the 1995 first quarter was $82,914 which was a 1.0% return on sales. Net income for the same period in 1994 was $319,018, or 5.5% of sales, a decline of $236,104 (74.0%) primarily due to increased research and development and selling and administrative expenses.


Liquidity and Capital Resources

         At March 31, 1995, the Company had net working capital of $11,128,378, a current ratio of 3.8 to 1, and an aggregate of $176,960 in cash and cash equivalents. In addition, the Company had total marketable securities of $6,277,922, including $3,794,108 classified at long-term which could be converted into cash if needed.

         The Company restructured the existing bank revolving term loan of $10 million on March 30, 1995. Under the amended agreement, the Company may borrow the lesser of $10 million or an amount based upon certain percentages of the value of cash on deposit, eligible accounts receivable and eligible inventory. The amount outstanding under this agreement at March 31, 1994 was $6.9 million, including a draw down under the agreement of $1.6 million used as a deposit on an agreement to acquire Applied Photonic Devices.

         The Company expects but can not assure that existing working capital should be sufficient to meet the Company's cash needs in 1995.

Anticipated Acquisition

         It is anticipated, but cannot be assured, that a wholly-owned subsidiary of the Company will acquire all the issued and outstanding stock of Applied Photonic Devices ("APD") for cash and stock worth approximately $3.9 million. The Company will also retire approximately $600,000 of APD bank debt. APD manufactures and sells fiber optic cable and related components.

                          PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits - not applicable

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter which this report was filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SPECTRAN CORPORATION
                                                        (Registrant)


Date:    May 15, 1995                                 BY:

                                                      /s/  R. E. Jaeger
                                                      -------------------------
                                                      Raymond E. Jaeger
                                                      President and
                                                      Chief Executive Officer


Date:    May 15, 1995                                 BY:

                                                      /s/  Bruce A. Cannon
                                                      -------------------------
                                                      Bruce A. Cannon
                                                      Senior Vice President and
                                                      Chief Financial Officer

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule