Form 10-Q
period 1995-06-30
SPECTRAN CORP
filed 1995-08-16
CIK 718487

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No   .
                                      ---    ---
         The number of shares of the registrant's Common Stock outstanding as of July 31, 1995 was 5,351,853.

                         PART I - FINANCIAL INFORMATION

                  SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS - ASSETS

                                                                        June 30, 1995            December 31, 1994
                                                                        -------------            -----------------
                                                                         (unaudited)
Current Assets:
     Cash and Cash Equivalents                                           $   497,970                $   477,022
     Current Portion of Marketable Securities                              3,553,933                    641,256
     Accounts Receivable, Trade, net                                       7,266,645                  6,183,461
     Inventories                                                           5,672,488                  4,100,179
     Current Deferred Income Taxes, net                                      303,000                    303,000
     Income Taxes Receivable                                                 392,940                    501,629
     Prepaid Expenses and Other Current Assets                               396,160                    267,871
                                                                         -----------                -----------
     Total Current Assets                                                 18,083,136                 12,474,418

Property, Plant and Equipment:
     Land and Land Improvements                                              395,113                    395,113
     Buildings and Improvements                                            3,591,965                  3,266,189
     Machinery and Equipment                                              16,176,421                 14,612,501
     Construction in Progress                                              1,221,169                  1,625,056
                                                                         -----------                -----------
                                                                          21,384,668                 19,898,859
     Less Accumulated Depreciation and Amortization                       11,620,925                 10,482,710
                                                                         -----------                -----------
                                                                           9,763,743                  9,416,149
Other Assets:
     Long-term Marketable Securities                                       1,374,563                  5,196,903
     License Agreements, net                                               1,104,858                  1,205,300
     Deferred Income Taxes, net                                            1,737,446                  1,702,000
     Goodwill, net                                                         4,285,947                  1,106,806
     Other                                                                   108,465                    260,361
                                                                         -----------                -----------
                                                                           8,611,279                  9,471,370
                                                                         -----------                -----------
Total Assets                                                             $36,458,158                $31,361,937
                                                                         ===========                ===========

  See accompanying notes to these consolidated condensed financial statements.

                  SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS -
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        June 30, 1995            December 31, 1994
                                                                        -------------            -----------------
                                                                         (unaudited)
Current Liabilities:
     Accounts Payable                                                    $ 1,172,761                $   751,455
     Income Taxes Payable                                                     15,477                         --
     Accrued Defined Benefit Pension Liability                                24,840                     65,571
     Accrued Liabilities                                                   2,351,390                  2,200,825
                                                                         -----------                -----------
     Total Current Liabilities                                             3,564,468                  3,017,851

Long-term Debt                                                             9,091,942                  5,240,000

Stockholders' Equity:
     Common Stock, voting, $.10 par value; authorized
         20,000,000 shares; issued and outstanding
         5,351,853 shares (5,207,409 in 1994)                                535,185                    520,741
     Common Stock, non-voting, $.10 par value;
         authorized 250,000 shares; no shares outstanding                         --                         --
     Paid-in Capital                                                      26,436,333                 26,028,279
     Net Unrealized Loss on Marketable Securities                            (58,407)                  (242,438)
     Retained Earnings (Deficit)                                          (3,111,363)                (3,202,496)
                                                                         -----------                -----------
     Total Stockholders' Equity                                           23,801,748                 23,104,086
                                                                         -----------                -----------

Total Liabilities & Stockholders' Equity                                 $36,458,158                $31,361,937
                                                                         ===========                ===========

  See accompanying notes to these consolidated condensed financial statements.

                  SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Six Months Ended                    Three Months Ended
                                                                       June 30,                             June 30,
                                                            -----------------------------         ------------------------------
                                                                1995              1994               1995                1994
                                                            -----------       -----------         ----------          ----------
Net Sales                                                   $17,064,463       $12,425,263         $9,099,384          $6,639,044

Cost of Sales                                                11,329,407         8,260,429          6,257,904           4,535,612
                                                            -----------       -----------         ---------           ----------

Gross Profit                                                  5,735,056         4,164,834          2,841,480           2,103,432

Selling & Administrative Expenses                             4,165,695         2,939,460          2,128,046           1,626,934

Research & Development Costs                                  1,412,545           601,814            659,100             310,075
                                                            -----------       -----------         ----------          ----------

Income from Operations                                          156,816           623,560             54,334             166,423
Other Income (Expense):
     Interest Income                                            168,184           158,214             83,561              81,643
     Interest Expense                                          (253,731)          (88,900)          (151,918)            (76,521)
     Other                                                       84,099            83,475             27,953              63,786
                                                            -----------       -----------         ----------          ----------
                                                                 (1,448)          152,789            (40,404)             68,908
                                                            -----------       -----------         ----------          ----------

Income before Taxes                                             155,368           776,349             13,930             235,331

Income Tax Provision                                             64,235           321,000              5,711              99,000
                                                            -----------       -----------         ----------          ----------

Net Income                                                  $    91,133       $   455,349         $    8,219          $  136,331
                                                            ===========       ===========         ==========          ==========

Weighted Average Number of Shares of
     Common Stock Outstanding:
        Primary                                               5,296,622         5,389,361          5,335,421           5,293,975
                                                            ===========       ===========         ==========          ==========
        Fully Diluted                                         5,319,034         5,389,361          5,409,358           5,293,975
                                                            ===========       ===========         ==========          ==========
Net Income per Share of Common Stock:
        Primary                                                $.02              $.08               $ --                $.03
                                                               ====              ====               ====                ====
        Fully Diluted                                          $.02              $.08               $ --                $.03
                                                               ====              ====               ====                ====

         See accompanying notes to these condensed financial statements.

                  SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           Six Months Ended June 30,
                                                                                     -------------------------------------
                                                                                         1995                      1994
                                                                                     -----------               -----------
Cash Flows from Operating Activities:
    Net Income                                                                       $    91,133               $   455,349
    Add (Deduct) Items Not Affecting Cash:
        Depreciation and Amortization                                                  1,035,307                   872,822
        Other Non-Cash Charges                                                          (156,379)                   82,060
        Changes in Other Components of Working Capital                                (1,172,696)                 (808,033)
                                                                                     -----------               -----------
        Net Cash Provided by (Used for) Operating Activities                            (202,635)                  602,198

Cash Flows from Investing Activities:
    Acquisition of Business                                                           (4,182,051)               (6,636,284)
    Acquisition of Property & Equipment                                                 (959,765)               (1,043,359)
    Net Proceeds from Sales (Purchases)
      of Marketable Securities                                                         1,090,959                   (31,669)
                                                                                     -----------               -----------
    Cash Used in Investing Activities                                                 (4,050,857)               (7,711,312)

Cash Flows from Financing Activities:
    Borrowings of Long-term Debt                                                       3,851,942                 5,000,000
    Reduction of Debt                                                                         --                  (366,673)
    Proceeds from Exercise of Stock Options and Warrants                                      --                   100,802
    Proceeds from Issuance of Stock                                                      422,498                        --
                                                                                     -----------               -----------
    Cash Provided by Financing Activities                                              4,274,440                 4,734,129

Increase (Decrease) in Cash and Cash Equivalents                                          20,948                (2,374,985)
Cash and Cash Equivalents at Beginning of Period                                         477,022                 3,538,190
                                                                                     -----------               -----------

Cash and Cash Equivalents at End of Period                                           $   497,970               $ 1,163,205
                                                                                     ===========               ===========

         See accompanying notes to these condensed financial statements.

                  SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The financial information for the six months and three months ended June 30, 1995 is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the entire year.

         The consolidated results for the six months and three months ended June 30, 1994 include the results of operations of two subsidiaries, SpecTran Specialty Optics Company and EBOT Acquisition Corp., from the date of acquisition, February 18, 1994, to the end of 1994 June quarter. The consolidated results for the six months and three months ended June 30, 1995 also include results of operations of SpecTran Specialty Optics Company and EBOT Acquisition Corp. as well as the results of operations of Applied Photonic Devices, Inc., a wholly-owned subsidiary, from the date of acquisition on May 23, 1995. All significant intercompany balances and transactions have been eliminated.

         These financial statements supplement, and should be read in conjunction with, the Company's audited financial statements for the year ended December 31, 1994, as contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission.


2.       INVENTORIES

         Inventories consisted of:

                                                  June 30, 1995              December 31, 1994
                                                  -------------              -----------------

          Raw Materials                            $2,211,129                   $1,751,859
          Work in Process                           1,464,882                      779,067
          Finished Goods                            1,996,477                    1,569,253
                                                   ----------                   ----------

                                                   $5,672,488                   $4,100,179
                                                   ==========                   ==========

3.       INCOME PER SHARE OF COMMON STOCK

         Income per share of common stock is based on the weighted average of the number of shares outstanding during the periods, including common stock equivalents of stock purchase warrants and stock options for both primary and fully diluted earnings per share.


4.       ACQUISITION

         On May 23, 1995 the Company purchased the outstanding capital stock of Applied Photonic Devices, Inc. ("APD") for cash and stock with a total cost of $4.4 million, including the retirement of approximately $614,000 of APD bank debt. The results of APD are included in the consolidated financial statements from May 23, 1995.

         Goodwill of $3,237,000 resulted from the purchase and is being amortized over 15 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 VERSUS 1994

         Net Sales

         Consolidated net sales for the three and six month periods ended June 30, 1995 were $9,099,384 and $17,064,463, an increase of 37% for both periods from each of the comparable periods in the prior year when net sales were $6,639,044 and $12,425,263, respectively. Included in 1995 are revenues from Applied Photonic Devices from the May 23, 1995 acquisition date.

         Sales increased in both periods of 1995 with significant increased shipments of the Company's single-mode optical fiber to international telecommunications markets, offsetting a decline in single-mode fiber prices. Standard datacommunication multimode fiber sales volume increased in both periods with a slight decline in average sale prices. Sales remained strong in the specialty product area for SpecTran Specialty Optics Company.

         Continued increased sales of single-mode optical fiber to both domestic data communications and international telecommunications markets, increased specialty revenues from new product introductions and an expanded customer base for the Company's standard multimode fiber will contribute to revenue growth, and the Company is making progress in each of these areas.

         Gross Profit

         SpecTran earned a consolidated gross profit of $2,841,480 and $5,735,056 for the three and six months ended June 30, 1995, respectively, which was $738,048 (35.1%) and $1,570,222 (37.7%) higher than in the comparable periods of the prior year, respectively. The gross margin, as a percentage of sales, decreased slightly to 31.2% in the second quarter of 1995 from 31.7% in the second quarter of 1994. The gross profit margin of 33.6% for the six month period ended June 30, 1995 remained relatively the same as the gross profit margin of 33.5% in the comparable period of 1994.

         Royalty expense was 5.5% and 5.6% of SpecTran's sales for the three and six month periods, respectively, compared to 5.2% and 5.6% in the comparable periods of 1994.

         Selling and Administrative

         Consolidated selling and administrative expenses increased by $501,112 (30.8%) and $1,226,235 (41.7%) during the three and six month periods ended June 30, 1995. As a percentage of sales these expenses stayed constant during 1995 at 23.4% and 24.4% compared to 24.5% and 23.7% for the comparable three and six month periods. The increase reflects a full six months of expenses incurred by SpecTran Specialty Optics Company compared with four and a half months during 1994 and a month of expenses incurred by Applied Photonic Devices, acquired in May, 1995. Parent company spending increased by $241,000 and $508,000 in the three and six month periods, respectively, due primarily to business development activities.

         Research and Development

         Consolidated spending for internal research and development increased by $349,025 (112.6%) and $810,731 (134.7%) for the three and six month periods ended June 30, 1995. As a percentage of sales, consolidated research and development costs increased to 7.2% and 8.3% in 1995 versus 4.7% and 4.8% for the three and six months ended June 30, 1995 and 1994, respectively. The Company's increased research and development spending is primarily related to the Company's new single-mode fiber product line and programs designed to improve manufacturing cost and product performance in our multimode product line, both of which have continued at increased levels since 1994.

         Other Income (Expense), net

         Consolidated other income (expense) net decreased by $109,312 (158.6%) and $154,237 (100.9%) during the three and six months ended June 30, 1995. The change is made up of increased interest income of $1,918 and $9,970 for the three and six month periods of 1995, less increased interest expense of $75,397 (98.5%) and $164,831 (185.4%) for these same periods. Interest expense increased during the three and six month periods of 1995 as a result of increased debt levels associated with the acquisition of Applied Photonic Devices.

         Net Income

         Net income for the three and six months of 1995 was $8,219 and $91,133. Net income for the same periods in 1994 was $136,331, or 2.1% of net sales, and $455,349, or 3.7% of net sales, respectively. This was a decline of $128,112 (94.0%) and $364,216 (80.0%) for the three and six month periods.

         Liquidity and Capital Resources

         At June 30, 1995, the Company had net working capital of $14,518,667, a current ratio of 5.1 to 1, and an aggregate of $497,970 in cash and cash equivalents. In addition, the Company had total marketable securities of $4,928,496, including $1,374,563 classified as long-term which could be converted into cash if needed.

         On May 23, 1995 the Company borrowed an additional $2,200,000 under its existing bank loan agreement for the purchase of Applied Photonic Devices. The amount outstanding under this agreement at June 30, 1995 was $9.1 million.

         The Company expects but cannot assure that existing working capital should be sufficient to meet the Company's cash needs in 1995.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - not applicable

     (b) Reports on Form 8-K

         A report on Form 8-K was filed by the Registrant on June 6, 1995 to report the acquisition of stock of Applied Photonic Devices, Inc. A report on Form 8-K/A was filed on August 9, 1995 to provide the audited financials and proforma information of the acquired entities.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SPECTRAN CORPORATION
                                                 (Registrant)


Date:  August 14, 1995                            BY:

                                                  /s/ R. E. Jaeger
                                                  -----------------------------
                                                  Raymond E. Jaeger
                                                  President and
                                                  Chief Executive Officer


Date:  August 14, 1995                            BY:

                                                  /s/ Bruce A. Cannon
                                                  -----------------------------
                                                  Bruce A. Cannon
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                Exhibit Index
                                -------------

    Exhibit No.                  Description
    -----------                  -----------

        27                 Financial Data Schedule