Form 10-Q
period 1995-09-30
SPECTRAN CORP
filed 1995-11-13
CIK 718487

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995

                                       OR
[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


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


     The number of shares of the registrant's Common Stock outstanding as of October 31, 1995, was 5,353,353.

                         PART I - FINANCIAL INFORMATION
                 SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS - ASSETS

                                                                               September 30, 1995         December 31, 1994
                                                                               ------------------         -----------------
                                                                                   (unaudited)
              Current Assets:
                   Cash and Cash Equivalents                                   $         954,558          $         477,022
                   Current Portion of Marketable Securities                            3,891,881                    641,256
                   Accounts Receivable, Trade, net                                     7,892,381                  6,183,461
                   Inventories                                                         6,347,493                  4,100,179
                   Current Deferred Income Taxes, net                                    303,000                    303,000
                   Income Taxes Receivable                                               119,031                    501,629
                   Prepaid Expenses and Other Current Assets                             705,297                    267,871
                                                                               -----------------          -----------------
                   Total Current Assets                                               20,213,641                 12,474,418

              Property, Plant and Equipment:
                   Land and Land Improvements                                            395,113                    395,113
                   Buildings and Improvements                                          3,611,566                  3,266,189
                   Machinery and Equipment                                            16,239,005                 14,612,501
                   Construction in Progress                                            1,727,416                  1,625,056
                                                                               -----------------          -----------------
                                                                                      21,973,100                 19,898,859
                   Less Accumulated Depreciation and Amortization                     12,143,926                 10,482,710
                                                                               -----------------          -----------------
                                                                                       9,829,174                  9,416,149
              Other Assets:
                   Long-term Marketable Securities                                     1,129,102                  5,196,903
                   License Agreements, net                                             1,054,637                  1,205,300
                   Deferred Income Taxes, net                                          1,737,446                  1,702,000
                   Goodwill, net                                                       4,228,050                  1,106,806
                   Other                                                                 104,803                    260,361
                                                                               -----------------          -----------------
                                                                                       8,254,038                  9,471,370
                                                                               -----------------          -----------------
              Total Assets                                                     $      38,296,853          $      31,361,937
                                                                               =================          =================



  See accompanying notes to these consolidated condensed financial statements.

                 SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS -
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  September 30, 1995         December 31, 1994
                                                                                  ------------------         -----------------
                                                                                      (unaudited)
              Current Liabilities:
                   Accounts Payable                                                 $     1,911,105            $      751,455
                   Income Taxes Payable                                                      82,539                        --
                   Accrued Defined Benefit Pension Liability                                 85,514                    65,571
                   Accrued Liabilities                                                    2,226,825                 2,200,825
                                                                                    ---------------             -------------
                   Total Current Liabilities                                              4,305,983                 3,017,851

              Long-term Debt                                                             10,000,000                 5,240,000

              Stockholders' Equity:
                   Common Stock, voting, $.10 par value; authorized
                       20,000,000 shares; outstanding 5,353,353 shares                      535,335                   520,741
                   Common Stock, non-voting, $.10 par value;
                       authorized 250,000 shares; no shares outstanding                          --                        --
                   Paid-in Capital                                                       26,441,246                26,028,279
                   Net Unrealized Loss on Marketable Securities                             (53,185)                 (242,438)
                   Retained Earnings (Deficit)                                           (2,932,526)               (3,202,496)
                                                                                    ---------------             -------------
                   Total Stockholders' Equity                                            23,990,870                23,104,086
                                                                                    ---------------             -------------

              Total Liabilities & Stockholders' Equity                              $    38,296,853             $  31,361,937
                                                                                    ===============             =============


  See accompanying notes to these consolidated condensed financial statements.

                 SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                    Nine Months Ended                    Three Months Ended
                                                                       September 30,                        September 30,
                                                              -------------------------------     -------------------------------
                                                                 1995               1994              1995              1994
                                                              ------------       -------------     -------------     --------------
              Net Sales                                       $ 27,035,049        $ 18,560,632      $ 9,970,586       $  6,135,369

              Cost of Sales                                     17,940,556          13,128,982        6,611,149          4,868,553
                                                              ------------        ------------      -----------       ------------

              Gross Profit                                       9,094,493           5,431,650        3,359,437          1,266,816

              Selling & Administrative Expenses                  6,697,996           4,655,277        2,532,301          1,715,817

              Research & Development Costs                       2,103,447           1,360,817          690,902            759,003
                                                              ------------        ------------      -----------       ------------

              Income (Loss) from Operations                        293,050            (584,444)         136,234         (1,208,004)
              Other Income (Expense):
                   Interest Income                                 239,928             248,745           71,744             90,531
                   Interest Expense                               (434,087)           (212,376)        (180,356)          (123,476)
                   Other                                           358,684             126,250          274,586             42,775
                                                              ------------        ------------      -----------       ------------
                                                                   164,525             162,619          165,974              9,830
                                                              ------------        ------------      -----------       ------------

              Income (Loss) before Taxes                           457,575            (421,825)         302,208         (1,198,174)

              Income Tax Expense(Benefit)                          187,605            (156,800)         123,371           (477,800)
                                                              ------------        ------------      -----------       ------------

              Net Income (Loss)                               $    269,970        $   (265,025)     $   178,837       $   (720,374)
                                                              ============        ============      ===========       ============

              Weighted Average Number of Shares of
                   Common Stock Outstanding:
                      Primary                                    5,409,585           5,201,002       5,478,445           5,207,409
                                                                 =========           =========       =========           =========
                      Fully Diluted                              5,358,701           5,201,002       5,420,290           5,207,409
                                                                 =========           =========       =========           =========
              Net Income (Loss) per Share of Common Stock:
                      Primary                                         $.05               $(.05)           $.03               $(.14)
                                                                      ====              ======           =====              ======
                      Fully Diluted                                   $.05               $(.05)           $.03               $(.14)
                                                                      ====              ======           =====              ======




 See accompanying notes to these consolidated condensed financial statements.

                 SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                      1995                      1994
                                                                                      ----                      ----
              Cash Flows from Operating Activities:
                  Net Income (Loss)                                                   $   269,970                $   (265,025)
                  Add (Deduct) Items Not Affecting Cash:
                      Depreciation and Amortization                                     1,688,263                   1,270,070
                      Other Non-Cash Charges                                             (150,195)                    (82,000)
                      Changes in Other Components of Working Capital                   (1,722,247)                   (225,502)
                                                                                      -----------                ------------
                      Net Cash Provided by (Used for) Operating Activities                 85,791                     697,543

              Cash Flows from Investing Activities:
                  Acquisition of Business                                              (4,245,786)                 (6,636,284)
                  Acquisition of Property & Equipment                                  (1,552,698)                 (1,559,975)
                  Net Proceeds from Sales (Purchases)
                    of Marketable Securities                                            1,002,668                     (32,647)
                                                                                      -----------                ------------
                  Cash Used in Investing Activities                                    (4,795,816)                 (8,228,906)

                Cash Flows from Financing Activities:
                  Borrowings of Long-term Debt                                          4,760,000                   5,000,000
                  Reduction of Debt                                                            --                    (366,673)
                  Proceeds from Exercise of Stock Options and Warrants                      5,063                     100,802
                  Proceeds from Issuance of Stock                                         422,498                          --
                                                                                      -----------                ------------
                  Cash Provided by Financing Activities                                 5,187,561                   4,734,129
              Increase (Decrease) in Cash and Cash Equivalents                            477,536                  (2,797,234)
              Cash and Cash Equivalents at Beginning of Period                            477,022                   3,538,190
                                                                                      -----------                ------------
              Cash and Cash Equivalents at End of Period                              $   954,558                $    740,956
                                                                                      ===========                ============


  See accompanying notes to these consolidated condensed financial statements.

                 SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    The financial information for the nine months and three months ended September 30, 1995, is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair presentation of results for the interim periods. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results for the entire year.

    The consolidated results for the nine months and three months ended September 30, 1994, include the results of operations of the Company and its two subsidiaries, SpecTran Specialty Optics Company and EBOT Acquisition Corp., from the date of acquisition, February 18, 1994, through September 30, 1994. The consolidated results for the nine months and three months ended September 30, 1995, also include results of operations of Applied Photonic Devices, Inc., a wholly-owned subsidiary, from the date of its acquisition on May 23, 1995. All significant intercompany balances and transactions have been eliminated.

    These financial statements supplement, and should be read in conjunction with, the Company's audited financial statements for the year ended December 31, 1994, as contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission.


2.  INVENTORIES

    Inventories consisted of:


                                                                 September 30, 1995                December 31, 1994
                                                                 ------------------                -----------------
                        Raw Materials                             $      2,803,338                  $      1,751,859
                        Work in Process                                  1,121,765                           779,067
                        Finished Goods                                   2,422,390                         1,569,253
                                                                  ----------------                  ----------------

                                                                  $      6,347,493                  $      4,100,179
                                                                  ================                  ================

3.  INCOME (LOSS) PER SHARE OF COMMON STOCK

    Income per share of common stock is based on the weighted average of the number of shares outstanding during the periods, including common stock equivalents of stock purchase warrants and stock options for both primary and fully diluted earnings per share for the nine months and three months ended
September 30, 1995.   For the nine months and three months ended September 30,
1994, the stock purchase warrants and stock options have not been included in the computations since the effect would be antidilutive.

4.  ACQUISITION

    On May 23, 1995, the Company purchased all of the outstanding capital stock of Applied Photonic Devices, Inc. (APD) for cash and stock totaling $4.4 million, including the retirement of approximately $614,000 of APD bank debt. The results of APD are included in the consolidated financial statements from May 23, 1995.

    Goodwill of $3,327,000 resulted from the purchase and is being amortized over 15 years.

5.  REORGANIZATION

    In October 1995 the Company reorganized its operations into three business units: SpecTran Communication Fiber Technologies, Inc., SpecTran Specialty
Optics Company, and Applied Photonic Devices, Inc.   SpecTran Communication
Fiber Technologies, Inc., a wholly-owned subsidiary,  consists of the Company's
original communication fiber operation located in Sturbridge, MA.   SpecTran
Specialty Optics Company and Applied Photonic Devices, Inc. are wholly-owned subsidiaries formed as a result of SpecTran's acquisition of Ensign-Bickford Optics Company in 1994 and the acquisition of Applied Photonic Devices, Inc. in May of 1995. These business units will be headed respectively by John E. Chapman, William B. Beck and Crawford L. Cutts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS 1994

    Net Sales

    Consolidated net sales for the three and nine month periods ended September 30, 1995, were $9,970,586 and $27,035,049, an increase of 62.5% and 45.7% from each of the comparable periods in the prior year when net sales were $6,135,369 and $18,560,632, respectively. Included in 1995 are revenues from Applied Photonic Devices from the May 23, 1995, acquisition date.

    Sales volumes increased in both periods for both the Company's standard datacommunication multimode fiber and single-mode optical fiber, with a significant increase in single-mode optical fiber sales. Market selling prices have remained stable during 1995. Compared to the three and nine month periods of 1994, however, unit selling prices have declined in the comparable periods of 1995, primarily in the single-mode product line.

    Sales continue to remain strong in the specialty product area for SpecTran Specialty Optics Company and the sales generated by Applied Photonic Devices for its first full quarter were as expected.

    Gross Profit

    SpecTran earned a consolidated gross profit of $3,359,437 and $9,094,493 for the three and nine months ended September 30, 1995, respectively, which was $2,092,621 (165.2%) and $3,662,843 (67.4%) higher than in the comparable periods of the prior year, respectively. The gross margin, as a percentage of sales, increased to 33.7% and 33.6% for the three and nine month periods ended September 30, 1995, compared to 20.6% and 29.3% in the comparable periods of the prior year, respectively. Improved yields and increased production volumes in the communication fiber product lines are the primary reasons for the improved gross profit margins in the 1995 periods.

    Royalty expenses was 1.9% and 4.2% of SpecTran's sales for the three and nine month periods, respectively, compared to 4.3% and 5.2% in the comparable periods of 1994. The three month period of 1995 reflects a retroactive adjustment made in the third quarter.

    Selling and Administrative

    Consolidated selling and administrative expenses increased by $816,484 (47.6%) and $2,042,719 (43.9%) during the three and nine month periods ended September 30, 1995. As a percentage of sales these expenses declined slightly during 1995 to 25.4% and 24.8% compared to 28.0% and 25.1% for the comparable three and nine month periods in 1994. The selling and administrative expenses in 1995 reflect a full nine months of expenses incurred by SpecTran Specialty Optics Company compared with seven and a half months during 1994 and four months of expenses incurred by Applied Photonic Devices, acquired in May 1995. Increased expenditures in 1995 for business development activities and market development of single-mode fiber also contributed to the increase.

    Research and Development

    Consolidated spending for internal research and development decreased in the third quarter by $68,101 (9.0%) and increased by $742,630 (54.6%) for the nine month period ended September 30, 1995, compared to the prior year three and nine month periods. As a percentage of sales, consolidated research and development costs were 6.9% and 7.8% versus 12.4% and 7.3% for the three and nine months ended September 30, 1995 and 1994, respectively. The third quarter of 1994 included increased spending levels related to the Company's single-mode fiber product line. The Company continues to invest in programs to improve manufacturing cost and product performance in both the single-mode and multimode product lines.

    Other Income (Expense), net

    Consolidated other income (expense) improved by $156,144 (a factor of 16) and $1,906 (1.2%) during the three and nine months ended September 30, 1995, compared with the 1994 comparable periods. The third quarter of 1995 includes other income of $274,586 primarily from non-recurring material recovery income. Offsetting the income is decreased interest income of $18,787 and $8,817 for the three and nine month periods of 1995 and increased interest expense of $56,880 (46.1%) and $221,711(104.4%) for these same periods. Interest expense increased during the three and nine month periods of 1995 as a result of increased debt levels associated with the acquisition of Applied Photonic Devices.

    Net Income

    Net income for the three and nine months of 1995 was $178,837, or 1.8% of net sales and $269,970, or 1.0% of net sales, respectively. Net loss for the same periods in 1994 was $720,374 and $265,025, respectively. This was a positive difference of $899,211 and $534,995 for the three and nine month periods, respectively.

    Liquidity and Capital Resources

    At September 30, 1995, the Company had net working capital of $15,907,658, a current ratio of 4.7 to 1, and an aggregate of $954,558 in cash and cash equivalents. In addition, the Company had total marketable securities of $5,020,983, which could be converted to cash if needed, including $1,129,102 classified as long-term.

    On May 23, 1995, the Company borrowed an additional $2,200,000 under its existing bank loan agreement for the purchase of Applied Photonic Devices. On September 5, 1995, the Company borrowed an additional $900,000 for working capital purposes. The amount outstanding under this agreement at September 30, 1995, was $10.0 million.

    The Company expects but cannot assure that existing working capital and cash flow from operations should be sufficient to meet the Company's cash needs in 1995.

                          PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 11.1 - Schedule of Earnings Per Share Calculation

     (b)  Reports on form 8-K

         A report on Form 8-K was filed by the Registrant on June 6, 1995, to report the acquisition of stock of Applied Photonic Devices, Inc. A report on Form 8-K/A was filed on August 9, 1995, to provide the audited financials and proforma information of the acquired entities.



SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SPECTRAN CORPORATION
                                                        (Registrant)


Date:  November 10, 1995                           BY:

                                                   /s/ R. E. Jaeger
                                                   ----------------------------
                                                   Raymond E. Jaeger
                                                   President and
                                                   Chief Executive Officer

Date:  November 10, 1995                           BY:

                                                   /s/ Bruce A. Cannon
                                                   ----------------------------
                                                   Bruce A. Cannon
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                EXHIBIT INDEX


       Exhibit 11.1 - Schedule of Earnings Per Share Calculation

       Exhibit 27   - Financial Data Schedule