Form 10-K
period 1995-12-31
SPECTRAN CORP
filed 1996-04-01
CIK 718487

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)

For the fiscal year ended December 31, 1995        / X /

                                       OR

For the transition period from  ................to ....................  /   /
Commission file number 0-12489

                              SPECTRAN CORPORATION
           (Exact name of the registrant as specified in its charter)

                                                                             04-2729372
                                                               (I.R.S. Employer Identification No.)

50 Hall Road, Sturbridge, Massachusetts                                        01566
 (Address of Principal Executive Offices)                                    (Zip Code)

Registrant's telephone number, including area code          (508) 347-2261

Securities registered pursuant to Section 12(b) of the Act:

                                                                             Name of each exchange on
                 Title of each class                                            which registered

                                      None
 ..............................................................................
Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.10 par value
 ..............................................................................
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes: X       No:
                                               --------    -------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. /   /

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock, on February 29, 1996: $42,160,000.

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,353,686 shares of common stock, $.10 par value, outstanding on February 29, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III hereof is incorporated by reference from the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed within 120 days after the end of the Registrant's fiscal year.

                                     PART I

ITEM 1.      BUSINESS.

         SpecTran Corporation ("SpecTran," the "Company" or the "Registrant"), which was reorganized in 1995 to operate through three wholly owned subsidiaries, develops, manufactures and markets flexible glass fibers for use as optical waveguide fibers ("optical fibers") and value added fiber optic products. SpecTran Communication Fiber Technologies, Inc. develops, manufactures and markets multimode optical fiber primarily for domestic data communications applications and single-mode fiber for both domestic and international data communication and telecommunications applications. SpecTran Specialty Optics Company, acquired in February 1994, develops, manufactures and markets value added fiber optic products such as special performance fibers and fiber optic cables, coatings and certain related equipment for use in a variety of emerging and developing specialty product markets. Applied Photonic Devices, Inc., acquired in May 1995, develops, manufactures and markets standard and specialty fiber optic cable as well as cable assemblies.

Technology

         Optical fibers are hair-thin, solid strands of high quality glass which are usually combined in cables for transmitting information in the form of light pulses from one point to another. An optical fiber consists of a core of high purity glass which transmits light with little signal loss, typically encased within a covering layer of high purity glass referred to as optical cladding, designed to reduce signal loss through the side walls of the fiber. The information to be transmitted is converted from electrical impulses into light waves by a laser or light emitting diode. At the point of reception, the light waves are converted back into electrical impulses by a photo-detector.

         Communication by means of light waves guided through glass fibers offers a number of advantages over other modes of communication including metallic conductors and, unlike metallic conductors, are immune to electromagnetic and radio frequency interference. Signals of equal strength can be transmitted over longer distances through optical fibers than through metallic conductors, thus requiring fewer repeaters. Fiber optic cables, into which several optical fibers are usually incorporated, are substantially smaller and lighter than metallic cables of the same capacity and can be installed and used in confined spaces. Optical fibers also have advantages over satellite and line of sight transmissions such as microwave, in that fiber optic cables provide interference-free communications that offer a high degree of security.

         The Company typically manufactures optical fibers by introducing vapors and gases of varying chemical compositions into a special glass tube in a clean, controlled environment. The glass tube, which will ultimately form all or a portion of the optical cladding, and the vapors and gases are simultaneously heated and oxide particles, formed through a reaction of chemical vapors with oxygen, are deposited on and adhere to the inside of the tube. As the particles attach to the tube wall, they are fused to create a layer of high purity glass. Succeeding layers of glass of the same or different compositions are deposited in this fashion to permit the transmission of light in accordance with the desired specifications. The glass tube is then collapsed into a rod, or primary preform, consisting of a deposited core, in certain instances some deposited clad, and the cladding provided by the glass tube. In most cases an additional cladding layer is added to this primary preform. The rod is then placed at the top of a fiber drawing tower, heated until it softens and drawn into a fiber of predetermined diameter.

         The Company has patented technology which permits the direct deposit of high purity glass, thus reducing or eliminating the need for glass tubes, which can be used independently or in conjunction with its existing processes. This technology is most suitable for the low-cost manufacture of single-mode, long-distance fibers and for the manufacture of glass rods for the production of specialty optical fibers. The Company owns certain hard polymer claddings and coatings and fiber termination technology known as "crimp/cleave," which permits easier attachment of optical fibers to connectors and other components and has certain proprietary technology used for the cabling of optical fiber. The Company also owns technology related to the processing of a wide variety of polymeric compounds for the manufacture of optical fiber cable. This technology provides environmental protection for both outdoor cables and nonflammable, low smoke, low toxicity cables used inside buildings. In addition, the Company considers the designs of its optical fiber cable products to provide a significant competitive advantage.

Optical Fiber and Related Products

         SpecTran presently manufactures and sells a variety of optical fibers and value added optical fiber products. The Company's short-distance, or multimode, fibers are used for communications within a computer, between computers and peripherals as well as in local and wide area networks. The Company's long-distance, or single-mode, fibers are used for carrying commercial data communications and telecommunications signals.

         The Company also manufactures a wide variety of specialty optical fibers and related products that are typically incorporated into a customer's product or systems based on their special characteristics or benefits. Certain specialty optical fibers marketed by the Company are solid glass or glass/polymer hybrid structures. Their application can be broadly categorized into fibers for communications, power delivery or sensing. These general categories may be further engineered for a wide range of physical special products including, for example, fibers designed for low cost communications links, various laser delivery applications, extremely high power laser delivery applications, radiation resistant industrial and military applications, ultra-high speed communications, sensors, soldered or hermetic attachments to semiconductor devices such as laser diodes or integrated optics packages, underwater and/or down-hole applications and certain hot and/or adverse environments, high and/or long-term reliability applications and data collection, sensors and certain medical applications. The Company produces fiber, bundle, special designs and complex assemblies for the industrial, telecommunication, short haul data communication, medical, military, aerospace and transportation markets. The Company is a leader in field applicable "crimp/cleave" connector systems and associated hardware for the attachment of optical fibers to connectors and other components.

         The Company also develops, markets and sells optical fiber cable and components for indoor (tight buffered cables) and outdoor (loose tube gel-filled) data, video and voice applications. In addition, the Company produces high fiber count loose tube splitter kits (allowing for easy termination for loose tube cables) and other splitter and breakout cable termination systems.

Proprietary Rights

         The Company considers its proprietary know-how with respect to the development and manufacture of flexible glass fibers and value added optical fiber products to be a valuable asset. This know-how includes formulation of new glass compositions, development of special fiber coatings, coating application, fiber design, fiber drawing, optical fiber cabling methods, fiber crimping, gluing, polishing, cleaving, proprietary testing capabilities, development and implementation of manufacturing processes and quality control techniques, and design and construction of manufacturing and quality control equipment. In addition, application knowledge and product combination knowledge are also considered to be valuable assets of the Company.

         The Company has from Corning, Incorporated ("Corning"), formerly Corning Glass Works, a limited, non-assignable, non-exclusive, royalty-bearing license to make, use and sell optical fibers under certain of Corning's United States patents owned or filed for on or before January 1, 1996, in the field of optical fibers. See Note 4 of "Notes to Consolidated Financial Statements." This license agreement extended and expanded a previous similar license. The license contains certain annual quantity limitations not applicable to sales made directly or indirectly (through cablers or other companies) to certain customers such as Corning, AT&T and the United States Government, which increase annually through the year 2000. The quantity of optical fiber licensed for manufacture under this license is significantly greater than was permitted under the prior license. The license has a term equal to the life of the last to expire of the Corning or Company patents licensed under the agreement. Corning has the right to terminate the license in the event that more than thirty percent of the Company's voting stock is acquired, directly or indirectly, by another manufacturing company. The Company is required to grant back to Corning a non-exclusive royalty-free license for any patent it owned or filed for on or before January 1, 1996, in the field of optical fibers.

         The Company has from AT&T Technologies, Inc. ("AT&T Technologies"), formerly Western Electric Company, Incorporated, a subsidiary of American Telephone and Telegraph Company ("AT&T"), a non-assignable, non-exclusive, unlimited, royalty-bearing license under all patents covering optical fiber and optical fiber cable owned by AT&T Technologies or which AT&T

Technologies and its affiliates have the right to license on or before August 15, 1986. The Company granted back to AT&T Technologies and to AT&T a non-exclusive, royalty-free license under patents the Company may obtain relating to optical fiber inventions made on or before August 15, 1986. The license extends for the life of the last to expire of the patents licensed under the agreement.

         Approximately 43% of the Company's sales during 1995 were subject to the Corning license and 61% subject to the AT&T license. These license agreements required aggregate royalty payments by the Company of approximately 8.5% of net sales of the Company's products manufactured under the agreements during 1995. The Company believes that manufacturing and sale of its single-mode fiber is not subject to the Corning license agreement. The Company presently does not expect to need the Corning license for the manufacture of its multimode fiber after 1999.

         The Company's specialty fiber operation has a non-exclusive, royalty-bearing license granted by Sumitomo Electric Industries, Ltd. to make, use and sell primary coated optical fiber, preforms or glass rods for optical fiber in the United States under one of Sumitomo's United States and foreign patents and to use and sell primary coated optical fiber, preforms or glass rods for optical fiber worldwide, except Japan. The license terminates upon termination of the underlying patents. None of the Company's production of optical fibers was subject to royalties under this license during 1995.

         The Company and its subsidiaries own 25 U.S. patents relating to products, processes and equipment in the fields of optical fibers, optical connectors, coatings and cleaving tools. It has also filed applications for two additional patents in the same fields of use. The Company believes that under the terms of existing cross-license agreements, the optical fiber patents would be required to be made available to Corning and certain of those patents would be required to be made available to AT&T, on a royalty-free basis.

         The Company is using its registered trademark SPECTRAGUIDE for its optical fiber and, for certain of its optical fiber value added fiber products, the registered trademarks HCS (Hard Clad Silica), Avioptics, Flightguide, Ultrasil, PYROCOAT, V-System, V-Pin and OPTI-Pak.

Research and Development

         Research and development activities, and the Company's ability to develop and improve products employing both existing and new technology, are important to the Company. During the fiscal years ended December 31, 1995, 1994 and 1993, the Company spent $2,826,867, $1,974,466 and $953,703, respectively, on research and development. The Company's personnel conduct virtually all of its research and development activities with some external consulting. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customers and Marketing

         The Company sells its standard optical fibers to various cable manufacturers, internationally and domestically, which assemble them into cables for resale in configurations of their own design. Specialty fiber products are sold directly to a large number of OEM manufacturers, product development groups, international distributors and manufacturer's representatives, installers, universities and governmental agencies primarily for use in the telecommunications, short-haul datacommunications, medical, military, aerospace and transportation markets. Optical fiber cable and cable accessories are sold, directly and through independent sales representatives, domestically and internationally, to the data communications, video, security, transportation, utilities and process control markets.

         For the year ended December 31, 1995, sales of the Company's optical fiber products to each of two companies (in alphabetical order, Chromatic Technologies, Inc and Optical Cable Corporation) were equal to ten percent or more of the Company's revenues. These two companies together accounted for 24% of the Company's revenues. The loss of either of these customers could have a material adverse effect on the Company's operations. See Note 9 of "Notes to Consolidated Financial Statements."

         The Company markets its standard data communications and telecommunications optical fiber products principally through direct sales in the United States and through a network of manufacturer representatives internationally. Specialty fiber products are marketed domestically through a direct field sales engineering force and internationally through a network of technical distributors and sales representatives. Optical fiber cable and cable components are marketed through a direct sales force and a network of distributors and sales representatives. The Company advertises in trade publications, distributes brochures and other material to its mailing list of potential customers worldwide and attends and demonstrates its products at trade shows, technical symposia and standards committees.

Backlog

         As of January 31, 1996, the Company's backlog of orders was approximately $17,400,000, as compared to a backlog of $10,100,000 as of March 17, 1995. The entire backlog as of January 31, 1996 is expected to be delivered during 1996.

Competition

         The number of participants in the optical fiber industry is to some extent limited by patents covering the fundamental optical fiber technology, the need for substantial capital investment, and the availability of highly specialized equipment and personnel with the requisite technical expertise. However, the Company believes that certain patents relating to the production of single-mode fiber have expired in many countries, including the United States, and no longer block entry.

         During most of 1995 market competition moderated as fiber supply began to tighten in the face of increasing worldwide demand for single-mode and multimode fiber and pricing has become more stable. Competition for specialty markets in 1995 was moderate, except in the medical market, where due to flat growth, price pressures on specialty fiber suppliers intensified. Competition for supply of optical fiber cables is strong, although the Company has attempted to focus on certain types of value added optical fiber cables that serve specific and specialized needs so that in a number of situations it has been the only producer of such cable for a period of time.

         Optical fibers offer a number of advantages over other means of transmitting information, such as through metallic wire, satellite and other line of sight transmissions (e.g., microwaves) and compete favorably with them although there has been an increase in interest in wireless communications in the marketplace. Many companies producing such other means of transmitting information have substantially greater resources and operating experience than the Company. In emerging markets and in applications where the use of optical fiber is new or not well understood, the Company often competes with mature, existing technology.

         The Company produces and sells optical fibers both for general applications, including data communications and telecommunications, and for specialized markets as well as optical fiber cable and cable components. While there may be somewhat less competition in the specialized markets, all of these markets are extremely competitive. The Company's main competitors for its general applications fibers, including both data communications and telecommunications, are its licensors to whom the Company pays royalties and who have substantially greater resources and operating experience than the Company. The Company's main competitors for its specialty fibers generally have been smaller operations, although some of those competitors are part of a company with substantially greater resources than the Company. The Company's main competitors for its optical fiber cable products are large companies with substantially greater resources and operating experience than the Company. The Company competes for sales based upon its ability to fill orders promptly at competitive prices, product performance, product features, unique proprietary products and product combinations, flexibility, quality and service.

Raw Materials and Quality Control

         The basic raw materials required for the manufacture of the Company's products are high quality raw glass tubes and rods, various chemicals and gases, preforms and certain polymers. The Company believes that its sources of supply of these raw materials are adequate and that alternative sources are available.

         The Company's quality control programs are essential to its success. They are designed to maintain strict tolerances during the manufacturing process and to assure performance standards of its optical fibers. The Company performs quality control testing on all of the optical fiber it produces. The Company designs and builds at its corporate facilities much of its automated standard product manufacturing and some of its quality control systems. In November 1995, the Company's fiber making operation became certified under the ISO 9001 standard which is an internationally recognized, quality system consisting of a set of functions, policies and operating methodologies which are designed to ensure process consistency. Both the Company's specialty optical fiber and its optical cable operations utilize internal testing procedures based on the internationally recognized "Fiber Optic Test Procedures" and have in place and continue to develop specialized proprietary testing systems and procedures to support the requirements of specialty fiber and cable customers. The Company's specialty fiber operation became ISO 9001 certified in March 1996.

Employees

         As of December 31, 1995, the Company employed 300 persons, of whom 35 were employed in technology, 184 were employed in manufacturing operations and 81 provided marketing, administrative, management and other support services. The Company's employees are not represented by a labor union. The Company believes its employee relations to be satisfactory.


ITEM 2.      PROPERTIES.

         The Company's administrative offices and the offices and production facilities of SpecTran Communication Fiber Technologies, Inc. are located in an approximately 50,000 square foot building situated on approximately 43 acres of land owned by the Company in Sturbridge, Massachusetts. Sixty percent of that acreage is classified as an industrial zone. The Company also owns an approximately 5,000 square foot office building used for offices that is next to this manufacturing facility.

         SpecTran Specialty Optics Company leases approximately 33,000 square feet under three leases in Avon, Connecticut for its office and production facilities. Each of the leases is for a term of three years expiring February 18, 1997, subject to the subsidiary's right to renew each lease for one three-year renewal term.

         Applied Photonic Devices, Inc. leases office and production facilities in an approximately 45,000 square foot facility located in Danielson, Connecticut under a lease with a term of two years expiring January 14, 1998, subject to the subsidiary's right to renew such lease for two consecutive one year renewal terms.


ITEM 3.      LEGAL PROCEEDINGS.

             None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None.

                                    PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.


         The Company's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol SPTR. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated.


                                                                                Price
                                                                                -----
         Fiscal Year              Fiscal Quarter Ended                  High           Low
         -----------              --------------------                  ----           ---
            1994                  March 31, 1994                        12-1/4         7-1/2
                                  June 30, 1994                         8-1/4          4
                                  September 30, 1994                    6              4-1/8
                                  December 31, 1994                     7              4-1/4

            1995                  March 31, 1995                        6-5/8          4-5/8
                                  June 30, 1995                         7-1/4          4-7/8
                                  September 30, 1995                    7-1/8          5-1/2
                                  December 31, 1995                     6-5/8          5


         The approximate number of shareholders of record of the Company's Common Stock as of February 7, 1996 was 800 which includes all shares held in nominee names by brokerage firms and financial institutions as one stockholder. It is estimated that such shares held in street name are held for approximately 5,200 stockholders.

         The Company has never declared or paid cash dividends.

ITEM 6.      SELECTED FINANCIAL DATA.


                                                                              Year Ended December 31
                                                           --------------------------------------------------------------
                 OPERATING RESULTS                          1995          1994          1993         1992       1991
                 -----------------                          ----          ----          ----         ----       ----
                 Net Sales                                  $38,581        $26,926      $25,578       $21,371    $16,255
                 Gross Profit                                13,061          7,623        9,615         8,734      6,096
                 Income (loss) Before Taxes                     777           (487)       5,629         5,012      3,428
                 Net Income (loss)                              542           (487)       3,655         3,644      2,758
                 Net Income (loss) Per Share of
                   Common Stock                                 .10           (.09)         .67           .66        .50

                 FINANCIAL POSITION
                 ------------------

                 Total Assets                                40,365         31,362       26,712        22,800     19,810
                 Total Long-Term Debt                        10,000          5,240          300           367        708
                 Total Stockholders' Equity                  24,295         23,104       23,613        20,009     15,864

         Notes to Selected Financial Data

         (1)     In thousands of dollars except per share data.

         (2)     The Company has never declared or paid cash dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                               Operating Results

        Year Ended December 31, 1995 Versus Year Ended December 31, 1994

Overview

         In 1995, SpecTran's revenues increased 43.3% to $38,580,608 and the Company earned net income of $542,037, or $.10 per share compared with revenues of $26,926,077 and a loss of $487,381, or $.09 per share in 1994. The improved revenues and earnings in 1995 were primarily due to strong market demand for the Company's standard and specialty products. The acquisition of Applied Photonic Devices, Inc. also contributed to higher revenues in 1995. Although SpecTran returned to profitability in 1995, income was still constrained by significant investment in manufacturing development costs, primarily related to communication fiber products.

Net Sales

         Net sales of $38,580,608 for the year ended December 31, 1995, were $11,654,531 (43.3%) higher than for the year ended December 31, 1994. The increase was primarily caused by higher sales volumes due to strong market demand for the Company's standard communication fiber, both multimode and single-mode, as well as specialty products. The acquisition of Applied Photonic Devices, Inc. and a full year of sales of SpecTran Specialty Optics Company, acquired in February, 1994, also contributed to the increase.

Gross Profit

         The Company earned a gross profit of $13,061,053 during 1995 which was a $5,438,427 (71.3%) increase over 1994. The gross profit, as a percentage of sales, increased to 33.9% in 1995 from 28.3% in 1994. Major factors positively impacting gross profit were improved manufacturing efficiencies, especially in the Company's single-mode product line. However, the gross profit was negatively impacted in 1995 by approximately $1.8 million of costs associated with manufacturing development of single-mode fiber compared to $2 million in 1994. Royalties on sales were approximately 4.1% and 5.5% of total net sales during 1995 and 1994, respectively. The decrease was due to a higher level of sales in 1995 not subject to royalties.

Selling & Administrative

         Selling and administrative costs increased by $3,350,655 (53.0%) during 1995. As a percentage of sales, these costs increased during 1995 to 25.1% from 23.5% during 1994. The significant increase in total selling and administrative spending is primarily due to expenses related to the operation of the acquired Applied Photonic Devices, Inc., increased personnel costs and increased market development activities related to single-mode fiber in 1995.

Research and Development

         Research and development costs increased by $852,401 (43.2%) during 1995. Research and development costs as a percentage of sales remained constant from 1994 to 1995 at 7.3%. The Company has continued to invest in programs to improve manufacturing cost and product performance in both the single-mode and multimode product lines, to develop new special performance fiber products and to develop alternative process technologies.

Other Income (Expense), net

         Net other income increased $29,244 (16.0%) during 1995. Interest expense increased $322,922 (106.7%) during 1995 as a result of increased levels of outstanding debt during 1995 associated with the acquisition of Applied Photonic Devices, Inc. Other income increased in 1995 by $351,386 primarily due to non-recurring material recovery income and proceeds received in connection with the conversion of the Company's primary group health insurance provider from a mutual company to a stock company.

Income Taxes

         Income tax expense for the year ended December 31, 1995 was 30.3% of pre-tax income versus no tax provision or benefit for the previous year.
Income tax expense was reduced due to a reduction in the valuation allowance for deferred tax assets. The valuation allowance was reduced $437,000 in 1995 due to the Company's belief that it is more likely than not that the additional deferred tax asset will be realized. Excluding the effect of adjusting the valuation allowance, income tax expense as a percentage of pre-tax income was 56.0% in 1995. See Note 8 of "Notes to Consolidated Financial Statements." No tax benefit was provided in 1994 due to the uncertainty of the future realization of net operating loss and tax credit carryforwards.

Net Income (loss)

         The Company's net income in 1995 was $542,037, a 1.4% return on sales compared to a net loss in 1994 of $487,381.


        Year Ended December 31, 1994 Versus Year Ended December 31, 1993

Overview

         SpecTran incurred a net loss for 1994 of $487,381, or $.09 per share as a result of manufacturing and marketing costs associated with development of single-mode fiber and unfavorable market conditions for the Company's standard products which existed through most of the year. This was partially offset by the results of SpecTran Specialty Optics Company, which was acquired in February 1994.

Net Sales

         Net sales of $26,926,077 for the year ended December 31, 1994, were $1,347,882 (5.3%) higher than for the year ended December 31, 1993, due primarily to additional revenue provided by SpecTran Specialty Optics Company.

         The increased revenue provided by SpecTran Specialty Optics Company offset the decline in revenues from the Company's standard products where sales to two key customers, as anticipated and previously reported, declined significantly in 1994 and unfavorable market conditions throughout most of the year caused lower average unit selling prices than in 1993. Also helping to offset the decrease in sales of the Company's standard datacommunication multimode fiber were initial sales of single-mode optical fiber.

Gross Profit

         The Company earned a gross profit of $7,622,626 during 1994 which was a $1,992,235 (20.7%) decline over 1993. The gross profit, as a percentage of sales, dropped to 28.3% in 1994 from 37.6% in 1993. A major factor negatively impacting gross profit was approximately $2 million of costs associated with manufacturing development of single-mode fiber. Royalties on sales were approximately 5.5% and 6.4% of total net sales during 1994 and 1993, respectively. The decrease was due to a higher level of sales in 1994 not subject to royalties.

Selling & Administrative

         Selling and administrative costs increased by $3,025,949 (91.9%) during 1994. As a percentage of sales, these costs increased during 1994 to 23.5% from 12.9% during 1993. The significant increase in total selling and administrative spending is primarily due to expenses related to the operation of the acquired SpecTran Specialty Optics Company, increased personnel costs, and higher costs associated with international marketing of single-mode fiber.

Research & Development

         Research and development costs increased by $1,020,763 (107.0%) during 1994. Research and development costs as a percentage of sales increased to 7.3% in 1994 from 3.7% in 1993. The Company has invested heavily in improved multimode products and processes, alternative process technologies and development of single-mode fiber, accounting for this increase.

Other Income (Expense), net

         Other income (expense) net decreased $77,814 (29.8%) during 1994. The change is made up of increased interest income of $81,544 (33.2%), increased interest expense of $265,672 (720.5%), and increased other income of $106,314 (203.4%). Interest income increased during 1994 primarily as a result of higher yields on investments. The increase in interest expense is a result of increased levels of outstanding debt during 1994. The Company had $5,240,000 outstanding on a revolving loan at a variable rate of interest.
Other income increased in 1994 by $106,314 primarily due to royalty income received by SpecTran Specialty Optics Company.

Income Taxes

         No tax benefit was provided for the 1994 loss largely due to the uncertainty of future realization of certain of the carry forward amounts of investment and research and experimentation tax credits which begin to expire in 1996. A tax provision of 35.1% of pre-tax income was provided in 1993.

Net Income (loss)

         The Company's net loss in 1994 was $487,381. Net income in 1993 was $3,655,084 which was a 14.3% return on sales.

                        Liquidity and Capital Resources

         At December 31, 1995, the Company had net working capital of $15,958,150, a current ratio of 3.6 to 1, and an aggregate of $1,624,515 in cash and cash equivalents. In addition, the Company had total marketable securities of $5,220,998, including $1,132,682 classified as long-term, which could be converted into cash if needed.

         On March 30, 1995, the Company entered into an amended agreement with its principal bank, Fleet Bank of Massachusetts, N.A. ("the Bank") under which the Company can borrow the lesser of $10,000,000 or an amount based upon certain percentages of the value of cash on deposit, eligible accounts receivable and eligible inventory. As of December 31, 1995, the full $10,000,000 was outstanding under the agreement. Interest is payable at the lower of prime or the LIBOR rate plus 1.5%. The loan agreement terminates on March 31, 1997, and any outstanding balances must be repaid on that date. As security for the loan the Company has pledged all of its assets, except its real property. In addition the obligation is guaranteed by the Company's subsidiaries and is secured by their assets.

         Capital expenditures for 1995 were $2,540,678, an increase of 1.4% over 1994, principally for manufacturing equipment and software to improve efficiencies and increase capacity. Investments were also made to upgrade management information systems to strengthen the Company's infrastructure. The Company is considering a significant increase in capital expenditures for 1996 to further improve efficiencies and increase capacity and is exploring financing necessary for these expenditures.

         Existing working capital, borrowings, and expected positive cash flow from 1996 operations should be sufficient to meet the Company's cash needs in 1996.

                               Subsequent Events

         Applied Photonic Devices, Inc. ("APD") leased an additional 36,410 square foot facility located in Dayville, Connecticut, which will be largely dedicated to increasing manufacturing capacity, on February 6, 1996 with another 26,250 square feet to be available on or before July 1, 1997. The lease is for a term of five years expiring February 6, 2001, at an annual rate of $100,125. APD has the right to renew the lease for one three-year extension and one two-year extension.

                         New Accounting Pronouncements

         Effective January 1, 1996, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Statement encourages, but does not require, a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by APB Opinion No. 25. For those entities to use the intrinsic value based method, SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied. The Company intends to continue to account for stock-based compensation costs under APB Opinion No. 25 and will provide the additional required disclosures relating to 1995 and 1996 stock options in its 1996 financial reports.

         On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying value or fair value less costs to sell. Adoption of the statement had no impact on the Company's financial statements.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             The response to this Item is submitted as a separate section of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information to be contained under the heading "Election of Directors" in the Company's proxy statement relating to the 1996 Annual Meeting of Shareholders (the "Proxy Statement") is hereby incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION.

         The information with respect to compensation of certain executive officers and all executive officers of the Company as a group to be contained under the headings "Compensation of Executive Officers and Directors" in the Proxy Statement is hereby incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information with respect to ownership of the Company's Common Stock by management and by certain other beneficial owners to be contained under the heading "Principal Stockholders and Other Information" in the Proxy Statement is hereby incorporated herein by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information with respect to certain relationships and related transactions to be contained under the heading "Certain Transactions" in the Proxy Statement is hereby incorporated herein by reference.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1. & 2.     Financial Statements and Financial Statement Schedules:
                 The response to this portion of Item 14 is submitted as a separate section of this Form 10-K.

          3.     Exhibits:
                 See Exhibit Index on Pages 19 through 21 of this Form 10-K.

(b)              Reports on Form 8-K filed during the final quarter of fiscal
                 1995:  None


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                                             SPECTRAN CORPORATION
    March 29, 1996                                          By:     /s/ Glenn Moore
                                                                  --------------------------------
                                                                  Glenn Moore
                                                                  President and
                                                                  Chief Executive Officer


    March 29, 1996                                          By:      /s/ Bruce A. Cannon
                                                                  ----------------------------
                                                                  Bruce A. Cannon
                                                                  Senior Vice President
                                                                  and Chief Financial
                                                                  Officer and Chief
                                                                  Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Signatures                             Title                               Date
                               ----------                             -----                               ----
                 /s/ Raymond E. Jaeger                        Chairman of the Board                  March 29, 1996
                 -------------------------
                 Raymond E. Jaeger


                 /s/ Glenn Moore                             Director, President and                 March 29, 1996
                 -----------------------                     Chief Executive Officer
                 Glenn Moore


                 /s/ Richard A.M.C. Johnson                         Director                         March 29, 1996
                 --------------------------
                 Richard A.M.C. Johnson


                 /s/ Ira S. Nordlicht                               Director                         March 29, 1996
                 ---------------------------
                 Ira S. Nordlicht


                 /s/ Bruce A. Cannon                         Director and Principal                  March 29, 1996
                 ------------------------                       Financial Officer
                 Bruce A. Cannon


                 /s/ Paul D. Lazay                                  Director                         March 29, 1996
                 -----------------------
                 Paul D. Lazay


                 /s/ Joseph C. Bothwell, Jr.                        Director                         March 29, 1996
                 -----------------------------
                 Joseph C. Bothwell, Jr.


                 /s/ Richard Donofrio                               Director                         March 29, 1996
                 ------------------------
                 Richard Donofrio


                 /s/ John E. Chapman                         Director and Principal                  March 29, 1996
                 -----------------------                        Operating Officer
                 John E. Chapman


                 /s/ Lily K. Lai                                 Director                            March 29, 1996
                 ------------------------
                 Lily K. Lai

                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


   3.1 Certificate of Incorporation of the Registrant, as amended. (Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1991.)

   3.2 By-Laws of the Registrant, as amended. (Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1991.)

   4.5*    Form of Stock Certificate for Voting Common Stock.

  10.1 Registrant's 1991 Incentive Stock Option Plan. (Incorporated by reference to the Registrant's Proxy Statement dated April 9, 1991.)

  10.7* License Agreement dated August 15, 1981, between the Registrant and Western Electric Company, Incorporated. (Registrant has been granted confidential treatment of portions of this Exhibit.)

  10.9 License Agreement dated October 31, 1983, between the Registrant and Gulf & Western Manufacturing Company. (Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1989.)

  10.15 License Agreement dated January 21, 1985, between the Registrant and Aetna Telecommunications Laboratories. (Registrant has been granted confidential treatment of portions of this Exhibit.) (Incorporated by reference to the Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1990.)

  10.45 Conversion Agreement dated as of November 8, 1990, by and among Registrant, Allen & Company Incorporated, Richard A.M.C. Johnson and Patrick E. Brake. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

  10.46 Common Stock Purchase Warrant issued to Allen & Company Incorporated pursuant to the Conversion Agreement listed as Exhibit 10.45. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1990.)

  10.49 License Agreement dated as of the first day of January 1991 by and between the Registrant and Corning, Incorporated. (Registrant has been granted confidential treatment of portions of this Exhibit.) (Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1991.)

  10.51 Registrant's Income Growth Incentive Plan adopted effective January 1, 1990. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1990.)

  10.53 Asset Purchase Agreement between Ensign-Bickford Optics Company and SpecTran Specialty Optics Company dated February 18, 1994. (Incorporated by reference to the Registrant's Report on Form 8-K filed March 4, 1994.)

  10.54 Stock Purchase Agreement between Ensign-Bickford Optical Technologies, Inc. and EBOT Acquisition Corp. dated February 18, 1994. (Incorporated by reference to the Registrant's Report on Form 8-K dated March 4, 1994.)

  10.55 Lease between 150 Fisher Associates Limited Partnership and SpecTran Specialty Optics Company dated February 18, 1994. (Incorporated by reference to the Registrant's Report on Form 10-K dated March 30, 1994.)

  10.56 Lease between Avon Park Properties and SpecTran Specialty Optics Company dated February 18, 1994. (Incorporated by reference to the Registrant's Report on Form 10-K dated March 30, 1994.)

  10.57 Lease between Avon Park Properties and SpecTran Specialty Optics Company dated February 18, 1994. (Incorporated by reference to the Registrant's Report on Form 10-K dated March 30, 1994.)

  10.58 Patent License Agreement dated as of July 7, 1987 between Sumitomo Electric Industries, Ltd. and Lightwave Technologies, Inc. (Incorporated by reference to the Registrant's Report on Form 10-K dated March 30, 1994.)

  10.59 Loan Agreement dated January 21, 1994, between Fleet Bank of Massachusetts, N.A. and SpecTran Corporation. (Incorporated by reference to the Registrant's Report on Form 10-K dated March 30, 1994.)

  10.60 Loan Agreement dated March 30, 1995, between Fleet Bank of Massachusetts, N.A. and SpecTran Corporation. (Incorporated by reference to the Registrant's Report on Form 10-K dated March 31, 1995.)

  10.61 Stock Purchase Agreement among APD Acquisition Crop. and Irving N. Dwyer, David P. DaVia, The Irving N. Dwyer and Annette M. Dwyer Charitable Remainder Trust and the DaVia Charitable Remainder Trust. (Incorporated by reference to the Registrant's Report on Form 8-K filed June 7, 1995.)

  10.62    Directors Retirement Plan dated December 27, 1995.

  10.63 Registrant's Employee Profit Sharing Plan as revised and adopted effective January 1, 1995.

  10.64 Lease between Mark C. Yellin and Applied Photonic Devices, Inc. dated January 15, 1996.

  10.65 Lease between Fabrilock, Inc. and Applied Photonic Devices, Inc. dated February 6, 1996.

  11.1     Schedule of Earnings Per Share Calculation.

  21.0     Subsidiaries.


- ------------------------------

         * Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 2-83172) effective June 2, 1983.

                              SPECTRAN CORPORATION

                                   FORM 10-K

                          ITEMS 8, 14 (a) (1) AND (2)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of the registrant required to be included in Item 8 and 14 (a) (1) are listed below:

                                                                                              Page
                                                                                              ----
Independent Auditors' Report                                                                    F-2
Financial Statements:
  Consolidated Balance Sheets as of December 31, 1995 and 1994                             F-3 and F-4
  Consolidated Statements of Operations for the Years Ended December 31, 1995,
     1994 and 1993                                                                              F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
     1994 and 1993                                                                              F-6
  Consolidated Statements of Stockholders' Equity for the Years
     Ended December 31, 1995, 1994 and 1993                                                     F-7
  Notes to Consolidated Financial Statements                                            F-8 through F-23



The following financial statement schedule of the registrant is included pursuant to Item 14 (a) (2):

Financial Statement Schedule                                                                  Page
- ----------------------------                                                                  ----


     II.  Valuation and Qualifying Accounts                                                   F-24

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is presented in the consolidated financial statements, including the notes thereto.

                          Independent Auditors' Report


The Board of Directors and Stockholders
SpecTran Corporation:


We have audited the consolidated financial statements of SpecTran Corporation as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpecTran Corporation as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                 KPMG PEAT MARWICK LLP


Boston, Massachusetts
February 2, 1996

                              SPECTRAN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                                                   1995              1994
                                                                                   ----              ----
Current Assets (Note 6):
    Cash and Cash Equivalents                                                  $  1,624,515         $ 477,022
    Current Portion of Marketable Securities (Note 2)                             4,088,316         2,563,400
    Accounts Receivable, trade, net of allowance for
        doubtful accounts of $265,061 and $123,795 in 1995 and 1994,
        respectively                                                              7,798,517         6,183,461

    Inventories (Note 3)                                                          7,414,718         4,100,179
    Income Taxes Receivable                                                              --           501,629
    Deferred Income Taxes, net of valuation allowance of $120,000 and
       $66,000 in 1995 and 1994, respectively (Note 8)
                                                                                    588,000           303,000
    Prepaid Expenses and Other Current Assets                                       513,356           267,871
                                                                               ------------       -----------

    Total Current Assets                                                         22,027,422        14,396,562
                                                                               ------------       -----------

Property, Plant and Equipment (Note 6):
    Land and Land Improvements                                                      407,705           395,113
    Buildings and Building Improvements                                           3,729,114         3,266,189
    Machinery and Equipment                                                      17,229,195        14,612,501
    Construction in Progress                                                      1,640,786         1,625,056
                                                                               ------------       -----------

                                                                                 23,006,800        19,898,859
    Less Accumulated Depreciation and Amortization                               12,716,752        10,482,710
                                                                               ------------       -----------

                                                                                 10,290,048         9,416,149
                                                                               ------------       -----------
Other Assets (Note 6):
    Long-term Marketable Securities (Note 2)                                      1,132,682         3,274,759
    License Agreements, net of accumulated amortization of
         $1,004,416 and $803,500 in 1995 and 1994, respectively (Note 4)
                                                                                  1,004,417         1,205,300
    Deferred Income Taxes, net of valuation allowance of
         $910,000 and $1,401,000 in 1995 and 1994, respectively (Note 8)
                                                                                  1,652,000         1,702,000
    Goodwill, net of accumulated amortization of $279,302 and $74,600 in
         1995 and 1994, respectively (Note 12)                                    4,156,392         1,106,806
    Other, net                                                                      101,751           260,361
                                                                                -----------       -----------
                                                                                  8,047,242         7,549,226
                                                                                -----------       -----------
Total Assets                                                                    $40,364,712       $31,361,937
                                                                                ===========       ===========



          See accompanying notes to consolidated financial statements.

                              SPECTRAN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                1995               1994
                                                                                                ----               ----
                 Current Liabilities:
                     Accounts Payable                                                         $ 2,762,265       $   751,455
                     Income Taxes Payable                                                         224,576                --
                     Accrued Defined Benefit Pension Liability (Note 11)                          117,798            65,571
                     Accrued Liabilities (Note 5)                                               2,964,633         2,200,825
                                                                                              -----------       -----------

                     Total Current Liabilities                                                  6,069,272         3,017,851
                                                                                              -----------       -----------

                 Long-term Debt (Note 6)                                                       10,000,000         5,240,000
                                                                                              -----------       -----------

                 Stockholders' Equity (Note 7):
                     Common Stock, voting, $.10 par value; authorized 20,000,000 shares;
                         issued and outstanding  5,353,686 shares and 5,207,409 shares in
                         1995 and 1994, respectively                                              535,369           520,741

                     Common Stock, non-voting, $.10 par value;
                         authorized 250,000 shares, no shares
                         issued or outstanding                                                         --                --
                     Paid-in Capital                                                           26,442,794        26,028,279
                     Net unrealized loss on marketable securities                                 (22,264)         (242,438)
                     Retained Earnings (Deficit)                                               (2,660,459)       (3,202,496)
                                                                                              -----------       -----------

                     Total Stockholders' Equity                                                24,295,440        23,104,086
                                                                                              -----------       -----------

                 Total Liabilities and Stockholders' Equity                                   $40,364,712       $31,361,937
                                                                                              ===========       ===========

          See accompanying notes to consolidated financial statements.

                              SPECTRAN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                               1995               1994               1993
                                                                               ----               ----               ----


                 Net Sales (Note 9)                                           $38,580,608        $26,926,077        $25,578,195
                     Cost of Sales                                             25,519,555         19,303,451         15,963,334
                                                                              -----------        -----------        -----------

                     Gross Profit                                              13,061,053          7,622,626          9,614,861

                 Selling and Administrative Expenses                            9,669,316          6,318,661          3,292,712
                 Research and Development Costs                                 2,826,867          1,974,466            953,703
                                                                              -----------        -----------        -----------

                 Income (Loss) from Operations                                    564,870           (670,501)         5,368,446
                                                                              -----------        -----------        -----------

                 Other Income (Expense):
                     Interest Income                                              327,873            327,093            245,549
                     Interest Expense                                            (625,468)          (302,546)           (36,874)
                     Other, Net                                                   509,959            158,573             52,259
                                                                              -----------        -----------        -----------

                     Other Income                                                 212,364            183,120            260,934
                                                                              -----------        -----------        -----------

                 Income (Loss) before Income Taxes                                777,234           (487,381)         5,629,380
                 Income Tax Expense (Note 8)                                      235,197                 --          1,974,296
                                                                              -----------        -----------        -----------

                 Net Income (Loss)                                               $542,037        $  (487,381)       $ 3,655,084
                                                                              ===========        ===========        ===========

                 Weighted Average Number of Shares of
                     Common Stock Outstanding - Primary                         5,582,349          5,202,604          5,484,406
                                                                              ===========        ===========        ===========

                 Weighted Average Number of Shares of
                     Common Stock Outstanding -
                     Fully Diluted                                              5,582,752          5,202,604          5,487,949
                                                                              ===========        ===========        ===========

                 Net Income (Loss) per Share of Common Stock:
                     Primary                                                      $.10              $(.09)              $.67
                                                                                  ====              ======              ====

                     Fully Diluted                                                $.10              $(.09)              $.67
                                                                                  ====              ======              ====

          See accompanying notes to consolidated financial statements.

                              SPECTRAN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                         1995            1994           1993
                                                                                         ----            ----           ----
            Cash Flows from Operating Activities:

                 Net income (loss)                                                 $       542,037  $    (487,381)  $  3,655,084
                 Reconciliation of Net income (loss) to Net Cash Provided by
                 Operating Activities
                 Add charges (deduct credits) not affecting cash:
                    Depreciation and amortization                                        2,337,624      1,685,902      1,025,215
                    Loss (gain) on sale of assets                                            7,900          3,700        (50,151)
                    Loss on sale of marketable securities                                   17,308             --             --
                    Changes in valuation accounts                                         (632,579)       265,454       (100,400)
                    Change in long-term deferred income taxes                              576,446     (1,384,000)     1,651,271
                    Change in other long-term assets                                      (109,908)        (6,459)            --
                 Changes in assets and liabilities, net of effects from
                 purchase of businesses:
                    Current deferred income taxes                                         (339,000)       967,000          3,825
                    Accounts receivable                                                   (408,642)      (467,297)    (2,007,296)
                    Inventories                                                         (2,501,207)     1,136,606       (809,484)
                    Prepaid expenses and other current assets                             (259,717)        87,610         61,553
                    Income taxes payable/receivable                                        716,212       (694,763)       402,624
                    Accounts payable and accrued liabilities                             1,853,768        (58,661)       133,409
                                                                                   ---------------  -------------   ------------

            Net Cash Provided by Operating Activities                                    1,800,242      1,047,711      3,965,650
                                                                                   ---------------  -------------   ------------

            Cash Flows from Investing Activities:
                 Acquisition of businesses, net of cash acquired                        (3,821,707)    (6,662,226)      (326,697)
                 Acquisition of property, plant and equipment                           (2,540,678)    (2,499,511)    (1,342,885)
                 Purchase of marketable securities                                     (10,893,792)    (3,178,186)    (8,881,587)
                 Proceeds from sale/maturity of marketable securities                   11,838,928      3,137,214      2,831,590
                 Proceeds from sale of equipment                                             4,500             --            151
                 Acquisitions of other assets, net                                              --             --         20,000
                                                                                   ---------------  -------------   ------------

            Net Cash Used in Investing Activities                                       (5,412,749)    (9,202,709)    (7,699,428)
                                                                                   ---------------  -------------   ------------

            Cash Flows from Financing Activities:
                 Borrowings of long-term debt                                            4,760,000      5,240,000             --
                 Reduction of debt                                                              --       (366,673)       (66,666)
                 Tax effect of disqualifying disposition of ISO shares                          --        119,700       (105,800)
                 Proceeds from exercise of stock options and warrants                           --        100,803         55,195
                                                                                   ---------------  -------------   ------------

            Net Cash Provided by (Used in) Financing Activities                          4,760,000      5,093,830       (117,271)
                                                                                   ---------------  -------------   ------------

            Increase (Decrease) in Cash and Cash Equivalents                             1,147,493     (3,061,168)    (3,851,049)
            Cash and Cash Equivalents at Beginning of Year                                 477,022      3,538,190      7,389,239
                                                                                   ---------------  -------------   ------------

            Cash and Cash Equivalents at End of Year                               $     1,624,515  $     477,022   $  3,538,190
                                                                                   ===============  =============   ============

          See accompanying notes to consolidated financial statements.

                              SPECTRAN CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                            Net
                                                                                        Unrealized
                                                   Common Stock                           Loss on       Retained          Total
                                                   ------------           Paid-in        Marketable     Earnings      Stockholders
                                              Shares     Par Value        Capital       Securities      (Deficit)        Equity
                                              ------     ---------        -------       ---------       ---------        ------
 Balance at December 31, 1992                 5,140,573     $514,057     $25,865,065     $     --   $  (6,370,199)     $ 20,008,923

    Exercise of Warrants (Note 7)                20,000        2,000          38,000           --              --            40,000
    Exercise of Stock Options                     4,502          451          14,744           --              --            15,195
    Tax Effect of Disqualifying
      Disposition of ISO
      Shares (Note 8)                                --           --        (105,800)          --              --          (105,800)
    Net Income                                       --           --              --           --       3,655,084         3,655,084
                                              ---------     --------     -----------     --------     -----------        ----------

 Balance at December 31, 1993                 5,165,075      516,508      25,812,009           --      (2,715,115)       23,613,402

    Exercise of Stock Options
      (Note 7)                                   42,334        4,233          96,570           --              --           100,803
    Tax Effect of Disqualifying
      Disposition of ISO
      Shares (Note 8)                                --           --         119,700           --              --           119,700
    Unrealized Loss on
       Marketable Securities                         --           --              --     (242,438)             --          (242,438)
    Net Loss                                         --           --              --           --        (487,381)         (487,381)
                                              ---------     --------     -----------     --------     -----------        ----------

 Balance at December 31, 1994                 5,207,409      520,741      26,028,279     (242,438)     (3,202,496)       23,104,086
    Exercise of Stock Options
    (Note 7)                                      1,833          183           6,461           --              --             6,644
    Issuance of Shares in
        Connection with
        Acquisition (Note 12)                   144,444       14,445         408,054           --              --           422,499
    Unrealized Gain on
        Marketable Securities                        --           --              --      220,174              --           220,174
    Net Income                                       --           --              --           --         542,037           542,037
                                              ---------     --------     -----------     --------     -----------        ----------

 Balance at December 31, 1995                 5,353,686     $535,369     $26,442,794    $ (22,264)   $ (2,660,459)      $24,295,440
                                              =========     ========     ===========     ========     ===========       ===========

          See accompanying notes to consolidated financial statements.

                              SPECTRAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1995 and 1994




1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         SpecTran develops, manufactures and markets a wide range of fiber optic products. These include multimode and single-mode optical fiber, cable and cable assemblies for use in data communications and telecommunications applications. The Company also develops special performance fibers, coatings, cables and other value-added products for use in a variety of specialty markets.

PRINCIPLES OF CONSOLIDATION AND BASIS OF ACCOUNTING

         The consolidated financial statements include the accounts of SpecTran Corporation (the Company) and all wholly owned subsidiaries: SpecTran Communication Fiber Technologies, Inc., SpecTran Specialty Optics Company, and Applied Photonic Devices, Inc. All significant intercompany balances and transactions have been eliminated.

         Management uses estimates and assumptions in preparing the financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the reported revenue and expenses. Actual results may vary from the estimates.

         Certain 1994 and 1993 balances have been reclassified to be consistent with the current year's presentation.

REVENUE RECOGNITION

         Sales revenues are recognized upon shipment of goods. Customers generally have the right to return for replacement any goods which do not meet the customer's purchase order specifications. Sales revenues and cost of sales as reported in the consolidated statements of operations are adjusted to reflect estimated returns and warranty costs.

MARKETABLE SECURITIES

         Marketable securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated income taxes. Gains and losses on the sale of marketable securities are recognized at the time of sale on a specific identification basis.

INVENTORIES

         Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994




STATEMENTS OF CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

         Supplemental disclosure of cash flow information includes cash paid during the year for:

                                    1995               1994              1993
                                    ----               ----              ----
         Interest                  $509,535          $238,565            $34,334
         Income Taxes                99,700           560,000            372,376

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are carried at cost. Machinery and equipment assembled by the Company are valued at the cost of component parts purchased, plus the approximate labor and overhead costs to the Company. Significant renewals and betterments are capitalized. The cost of maintenance and repairs is charged to income as incurred. Repairs and maintenance costs amounted to $967,581, $697,366 and $624,822 in 1995, 1994 and 1993,
respectively.

         Depreciation is provided by the straight-line method. The principal annual rates of depreciation are:

         Buildings and building improvements..................4%
         Machinery and equipment.......................20% to 33 1/3%

         Depreciation expense of property, plant and equipment amounted to $1,901,052, $1,390,462 and $806,252 in 1995, 1994 and 1993, respectively.

COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER INTANGIBLES

         The Company monitors its cost in excess of net assets acquired (goodwill) and its other intangibles to determine whether any impairment of these assets has occurred. In making such determination with respect to goodwill, the Company evaluates the performance, on an undiscounted basis, of the underlying businesses which gave rise to such amount. Amortization of goodwill is recorded on a straight-line basis over the estimated useful life of 15 years.

         With respect to other intangibles, which include the cost of license agreements and patents, the Company bases its determination of impairment on the performance, on an undiscounted basis, of the related products.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994





LICENSE AGREEMENT AND OTHER ASSETS

         The total cost of the license agreement obtained in 1991 is being amortized and charged to expense based on a ten year life. Amortization expense amounted to $200,883 for 1995, 1994 and 1993. Deferred financing costs are amortized and charged to expense over the lives of the related debt. Patents are being amortized over a seventeen year life.

SINGLE-MODE FIBER MANUFACTURING DEVELOPMENT COSTS

         Manufacturing development costs are expensed as incurred. In addition to Research and Development expenses for single-mode fiber, there were manufacturing development costs relating to single-mode fiber of approximately $1.8 million in 1995 and $2 million in 1994, respectively, that were included in cost of sales.

INCOME TAXES

         The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INCOME (LOSS) PER SHARE OF COMMON STOCK

         Income (loss) per share of common stock as computed is based on the weighted average number of shares outstanding during the periods, including common stock equivalents of stock purchase warrants and stock options. For 1994, the stock purchase warrants and stock options have not been included in the computation of loss per share since the effect would be antidilutive.

FINANCIAL INSTRUMENTS

         Financial instruments of the Company consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and its bank loan. The carrying amounts of these financial instruments approximate their fair value.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994




2 - MARKETABLE SECURITIES

         A summary of marketable securities available for sale at December 31, 1995 and 1994 is as follows.

                                                                                                   Quoted
                                 Purchase      Amortized       Unrealized        Unrealized        Market
                                   Price           Cost          Gains             Losses          Value
                                   -----           ----          -----             ------          -----

1995
- ----
Mutual Funds                      $1,190,392   $1,190,392        $   --             $     --      $1,190,392
U.S. Government and
  Agency Obligations               3,924,523    3,922,976         1,803               32,385       3,892,394
Corporate Equities                   129,895      129,895         8,317                   --         138,212
                                  ----------   ----------        -------            --------      ----------
Total                             $5,244,810   $5,243,263        $10,120            $ 32,385      $5,220,998
                                  ==========   ==========        =======            ========      ==========

1994
- ----
Mutual Funds                        $500,000   $     500,000     $    --            $     --      $ 500,000
U.S. Government and
  Agency Obligations               5,582,389       5,580,597          --             242,438       5,338,159
                                   ---------   -------------     -------            --------      ----------
Total                             $6,082,389   $   6,080,597     $    --            $242,438      $5,838,159
                                  ==========   =============     =======            ========      ==========

The Company received 5,119 shares of stock, with a value of $129,895, as a result of the conversion of State Mutual Life Assurance Company of America, the Company's health insurer, from a mutual company to a stock company in November 1995.

The amortized cost and estimated market value of debt securities are shown below.

                                                 1995                                     1994
                                                 ----                                     ----
                                     Amortized             Quoted             Amortized            Quoted
                                       Cost             Market Value            Cost            Market Value
                                       ----             ------------            ----            ------------
Expected Maturities:
 Within one year                      $2,917,219          $2,894,111          $2,165,704           $2,063,400
 One to five years                     1,005,757             998,283           3,414,893            3,274,759

Proceeds from sales of marketable securities during 1995 were $1,490,000; a pretax loss of $17,308 was recognized on these sales. There were no sales of marketable securities during 1994 or 1993.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994




3 - INVENTORIES

Inventories consisted of:

                                                                     December 31,
                                                            -------------------------------
                                                                1995               1994
                                                                ----               ----
             Raw Materials                                   $3,131,753          $1,751,859
             Work in Process                                  1,507,830             779,067
             Finished Goods                                   2,775,135           1,569,253
                                                             ----------         -----------
                                                             $7,414,718          $4,100,179
                                                             ==========         ===========

4 - LICENSE AGREEMENTS

         In February, 1983, the Company obtained from Corning, Incorporated ("Corning") a limited, non-assignable, non-exclusive royalty-bearing license to make, use and sell optical fiber under certain of Corning's United States patents owned or filed for on or before January 1, 1988. The Company granted to Corning a non-exclusive royalty-free license for any United States patents filed for on or before January 1, 1988 related to the subject matter of the Corning or Company patents licensed under the agreement.

         In January, 1991, the Company entered into a new fiber manufacturing license agreement with Corning which expanded and extended the original 1983 agreement. The new agreement gives SpecTran the ability to increase substantially its fiber production using Corning's United States patents, providing for an immediate considerable increase in licensed fiber eligible for manufacture by SpecTran in 1991, with further annual increases through the year 2000. The Company paid a $2 million fee for the new license agreement in four semiannual installments of $500,000, beginning in January, 1991. The license obtained from Corning is limited, non-assignable, non-exclusive and royalty-bearing, to make, use and sell optical fiber under certain of Corning's United States patents owned or filed for on or before January 1, 1996. The Company granted to Corning a non-exclusive royalty-free license for any United States patents filed for on or before January 1, 1996 related to optical fiber. The Company believes that its manufacturing and sale of single-mode fiber is not subject to the Corning license agreement.

         At December 31, 1995, the Company or its subsidiaries had a non-assignable, non-exclusive, unlimited, royalty-bearing license from AT&T Technologies, Inc. and a non-exclusive, royalty-bearing license granted by Sumitomo Electric Industries, Ltd. to make, use and sell optical fibers under certain patents owned by those companies. No payments are required under these licenses other than royalty payments.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994



         Total royalties expensed during the years ended December 31, 1995, 1994 and 1993 were $1,591,309, $1,474,254 and $1,643,659, respectively.


5 - ACCRUED LIABILITIES

         Accrued liabilities consisted of:

                                                                                             December 31,
                                                                                 --------------------------------------
                                                                                      1995                    1994
                                                                                      ----                    ----
                             Salaries and Wages                                  $   435,979                $  226,751
                             Royalties                                               889,305                   809,205
                             Health Insurance                                        411,339                   258,471
                             Incentive Compensation                                  503,380                   317,732
                             Other                                                   724,630                   588,666
                                                                                 -----------                ----------
                                                                                 $ 2,964,633                $2,200,825
                                                                                 ===========                ==========



6 - LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                                          December 31,
                                                                                  --------------------------
                                                                                     1995              1994
                                                                                     ----              ----
Bank revolving loan up to the lesser of $10 million or an amount based upon certain percentages of the value of cash on deposit, eligible accounts receivable and eligible inventory, provided that if at any time the outstanding principal of the loan exceeds the total amount which may be borrowed under the terms of the amended agreement, the full amount of the excess, together with accrued and unpaid interest on the excess, is payable in full.  Interest is payable quarterly in arrears at the lower of prime or the LIBOR rate plus 1.5% (7.365% at December 31, 1995).  The loan agreement terminates on March 31, 1997 and any outstanding balances must be repaid on that date.  As security for the loan, the Company has pledged all of its assets, except its real property.  The loan also carries certain restrictive covenants for which the Company was in compliance at December 31, 1995.  In addition, the obligation is guaranteed by the Company's subsidiaries and is secured by its assets.

                                                                                  $10,000,000       $5,240,000
                                                                                  ===========       ==========

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994



7 - STOCKHOLDERS' EQUITY

(a)  Warrants

         As part of an agreement entered into in September, 1990 with Allen & Company, Incorporated (Allen), warrants to purchase 350,000, 30,000 and 20,000 shares of SpecTran voting common stock at an exercise price of $2.00 through August 14, 1999, were issued to Allen, Richard A.M.C. Johnson, a current director of the Company, and Patrick E. Brake, a former director of the Company, respectively. At December 31, 1995 Allen owned 3.1% of the Company's outstanding stock. If the entire Allen warrant were exercised, Allen would own approximately 9.0% of the Company's outstanding stock. In June, 1992 the Johnson warrant was exercised and in January, 1993 the Brake warrant was exercised.

(b)  Stock Options

         Pursuant to the Company's Incentive Stock Option Plan adopted in November, 1981, as amended, incentive and nonqualified options may be granted to purchase up to an aggregate of 455,000 shares of the Company's voting Common Stock, $.10 par value, at prices not less than 100% of the fair market value of the shares at the time the options are granted. Currently, all options are exercisable in full three years from the date of grant in cumulative annual installments of 33 1/3% commencing one year after the date of grant, and expire ten years after grant.

         Under its provisions, no options were to be issued under the Incentive Stock Option Plan adopted in November, 1981 (Old Plan) after the plan reached its tenth anniversary. During the year ended December 31, 1991, a new Incentive Stock Option Plan (New Plan) was adopted. The terms of the New Plan are identical to those of the Old Plan except that (1) the number of shares eligible for issuance shall be 625,490, (2) provision is made for the non-discretionary grant of nonqualified options to directors who are not full-time employees of the Company or any subsidiary ("outside directors") and
(3) provision is made for all outstanding options to vest upon the occurrence of a change in control (as defined in the New Plan).

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994





         Activity in the plans for the years ended December 31, 1995, 1994 and 1993 is summarized below:


                                           Shares                Shares Under Option
                                         Available               -------------------
                                         for Option       Shares               Price                   Amount
                                      ----------------  ------------  --------------------------- --------------
Balance at December 31, 1992                 239,758        235,608       $1.188 -       $22.250      $1,933,541

 Options Granted                            (117,900)       117,900       $8.000 -       $11.750       1,038,225
 Options Exercised                                --         (4,502)                     $ 3.370         (15,195)
 Options Forfeited                             1,767         (1,767)      $3.375 -       $22.250         (21,164)
                                         ------------     ----------   ------------   -----------     -----------

Balance at December 31, 1993                 123,625        347,239       $1.188 -       $22.250       2,935,407

 Increase in Shares Reserved                 255,000             --             --            --              --
 Options Granted                            (125,600)       125,600       $4.750 -       $ 8.870         831,225
 Options Exercised                                --        (42,334)      $1.375 -       $ 3.370        (100,803)
 Options Forfeited                            19,234        (19,234)      $3.375 -       $22.250        (228,546)
                                         ------------     ----------   ------------   -----------     -----------

Balance at December 31, 1994                 272,259        411,271       $1.188 -       $22.250       3,437,283

 Options Granted                            (139,750)       139,750       $5.375 -       $ 5.500         733,000
 Options Exercised                                --         (1,833)      $3.375 -       $ 4.750          (6,644)
 Options Forfeited                             5,700         (5,700)      $6.000 -       $22.250         (56,750)
                                         ------------     ----------   ------------   -----------     -----------

Balance at December 31, 1995                 138,209        543,488       $3.375 -       $22.250      $4,106,889
                                         ============     ==========   ============   ===========     ===========




As of December 31, 1995, options for 280,789 shares were vested and exercisable at an aggregate exercise amount of $2,437,321 ($8.68 per share).

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994




8 - INCOME TAXES

         Income tax expense attributable to income (loss) from operations differs from the computed expected tax expense (benefit) determined by applying the federal income tax rate of 34 percent as follows:

                                                                       1995                1994                1993
                                                                      ------               ----                ----
                 Computed expected tax expense (benefit)
                     at 34%                                       $   264,000        $   (165,710)      $   1,913,989

                  State income taxes, net of federal
                     effect and change in valuation
                     allowance                                         81,000             (30,717)            366,384
                  Research and experimentation credits                243,975            (243,975)                 --
                  Goodwill amortization                                50,000                  --                  --
                  Increase (decrease) in valuation
                     allowance for deferred income taxes             (437,000)            417,000            (350,000)
                  Other                                                33,222              23,402              43,923
                                                                   ----------        ------------       -------------

                                                                  $   235,197        $         --       $   1,974,296
                                                                  ===========        ============       =============


         Total income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 was allocated as follows:

                                                                     1995                1994                1993
                                                                     ------              ----                ----
                 Income tax expense (benefit)
                 attributable to:
                   Income from operations                         $   235,197                  --       $   1,868,496
                   Stockholders' equity, for
                     compensation expense for tax purposes
                     from the disqualifying disposition of
                     stock options                                         --            (119,700)            105,800
                                                                  -----------        ------------       -------------

                                                                  $   235,197        $   (119,700)      $   1,974,296
                                                                  ===========        ============       =============

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994





         Income tax expense (benefit) attributable to income from operations consists of:

                                                                Current           Deferred             Total
                                                                -------           --------             -----
                 Year ended December 31, 1995:
                    Federal                                     $ 276,750       $  (119,553)      $   157,197
                    State                                         158,000           (80,000)           78,000
                                                                ---------       ------------      -----------

                                                                $ 434,750       $  (199,553)      $   235,197
                                                                =========       ===========       ===========

                 Year ended December 31, 1994:
                    Federal                                     $      --       $    27,000       $   27,000
                    State                                              --           (27,000)         (27,000)
                                                                ---------       -----------       ----------

                                                                $      --       $        --       $        --
                                                                =========       ===========       ===========

                 Year ended December 31, 1993:
                    Federal                                     $ 226,000       $ 1,193,170       $ 1,419,170
                    State                                         549,000             6,126           555,126
                                                                ---------       -----------       -----------

                                                                $ 775,000       $ 1,199,296       $ 1,974,296
                                                                ==========       ==========       ===========



         The significant components of deferred income tax expense (benefit) attributable to income from operations for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                          1995               1994             1993
                                                                         ------              ----             ----
                 Deferred tax expense (benefit) (exclusive of the
                     effects of other components listed below)
                                                                        $  237,447         $ (417,000)      $ 1,549,296

                 Increase (decrease) in valuation allowance for
                     deferred income taxes                                (437,000)           417,000          (350,000)
                                                                        -----------        ----------       -----------

                 Deferred income tax expense (benefit)
                 attributable to income from operations                 $ (199,553)        $       --       $ 1,199,296
                                                                        ============       ==========       ===========

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994



         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                                   1995             1994
                                                                                                   ----             ----
                    Deferred tax assets:

                        Accounts receivable                                                       $115,000       $    54,000
                        Inventories                                                                433,000            91,000
                        Accrued liability - compensation related expense                           122,000            99,000
                        Accrued liability - pension and post retirement benefits                   121,000             8,000
                        Other nondeductible reserves and accruals                                  (49,000)          188,000
                        Fixed assets                                                               (27,000)           79,000
                        Net operating loss carryforward benefit                                    998,000         1,283,000
                        Credit carryforwards benefit                                             1,657,000         1,748,000
                                                                                               -----------       -----------

                            Total gross deferred tax assets                                      3,370,000         3,550,000
                            Less valuation allowance                                            (1,030,000)       (1,467,000)
                                                                                               -----------       -----------

                            Net deferred tax assets                                              2,340,000         2,083,000

                    Deferred tax liabilities                                                      (100,000)          (78,000)
                                                                                               -----------       -----------

                    Net deferred tax assets                                                      2,240,000         2,005,000

                    Less current portion                                                           588,000           303,000
                                                                                               -----------       -----------

                    Long-term deferred tax asset                                               $ 1,652,000       $ 1,702,000
                                                                                               ===========       ===========


The valuation allowance for deferred tax assets as of December 31, 1995 was $1,030,000. Based on the Company's level of net income and projected future earnings, the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized in the future. In 1995, the portion of the deferred tax asset which is expected to be realized increased from 1994; therefore, the Company reduced its valuation allowance by $437,000. The remaining valuation allowance relates primarily to the risk that a portion of the tax credit carryforwards will not be used before they expire.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994





         At December 31, 1995, the Company had the following net operating loss carryforwards available to offset future taxable income and income tax credits available to offset future income taxes:

                                                                                               Amount           Expires
                                                                                               ------           -------
                 Net Operating Loss Carryforward                                           $2,521,000          2001-2009
                 Federal Research and Experimentation Tax Credits                             290,000          1996-2001
                 Federal Investment Tax Credits                                               879,000          1996-2001
                 Alternative Minimum Tax Credit                                               487,000         Indefinite

9 - MAJOR CUSTOMERS

         The approximate net product sales by the Company to customers accounting for 10% or more of total net annual sales are as follows:

                                                  1995                         1994                         1993
                                                  ----                         ----                         ----
                        Customer            Amount          %            Amount          %            Amount          %
                        --------            ------          -            ------          -            ------          -
                            A                $5,040,131     13            $4,034,253     15            $3,491,710     14
                            B                 4,152,736     11             5,076,782     19             5,177,935     20
                            C                                              2,591,995     10             7,591,420     30

Substantially all of the Company's business is to customers in the telecommunications and data communications industries. International sales, primarily in Asia and Europe, accounted for 22% of total sales.

10 - COMMITMENTS

         SpecTran Specialty Optics Company leases office and production facilities under leases through February 18, 1997 with a right to renew for one three-year renewal term. Applied Photonic Devices, Inc. leases office and production facilities under a lease through January 14, 1998 with a right to renew for two consecutive one-year renewal terms. The scheduled rental payments required under these operating leases at December 31, 1995 are as follows:

                                               1996                                     $314,000
                                               1997                                       74,000
                                               1998                                        2,000
                                                                                        --------
                                                  Total                                 $390,000
                                                                                        --------

         Total rent expense for the years ended December 31, 1995 and 1994 was $363,938 and $241,592, respectively. There was no rent expense in 1993.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994




11 - EMPLOYEE BENEFIT PLANS

         a)  Defined Benefit Pension Plan

         The Company sponsors a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and an average of the employee's highest ten consecutive years of earnings.
The Company's funding policy is, to the extent possible, to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

         The Company had an unrecognized loss in 1995 was due to a change in the discount rate to 7.0% from 8.5% in the prior year as a result of declining interest rates. This was partially offset by investment gains in excess of actuarially assumed returns. This is the primary reason for the increase in the projected benefit obligation for 1995. The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1995 and 1994.

          Actuarial present value of benefit obligations:

                                                                                                    1995             1994
                                                                                                    ----             ----
                           Vested benefit obligation                                               $  612,782    $    348,701
                                                                                                   ==========    ============
                           Accumulated benefit obligation                                          $  751,158    $    395,367
                                                                                                   ==========    ============
                           Projected benefit obligation                                            $1,437,020    $    771,899
                          Plan assets at fair value - primarily mutual funds                          911,923         603,938
                                                                                                   ----------    ------------
                          Projected benefit obligation in excess of plan assets                       525,097         167,961
                          Unrecognized net gain (loss)                                               (162,760)        161,892
                          Unrecognized net obligation at January 1, 1991
                            being recognized over 17.4 years                                         (244,539)       (264,282)
                                                                                                   ----------     -----------
                          Accrued pension cost                                                     $  117,798     $    65,571
                                                                                                   ==========     ===========

          Net pension cost for 1995 and 1994 included the following components:

                                                                                                   1995             1994
                                                                                                   ----             ----
                          Service cost - benefits earned during period                           $   151,425     $134,015
                          Interest cost on projected benefit obligation                               66,441       59,365
                          Actual return on assets                                                   (186,244)     (36,018)
                          Net amortization and deferral                                              145,428       15,339
                                                                                                 -----------     --------
                          Net pension cost                                                       $   177,050     $172,701
                                                                                                 ===========     ========

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994




         Assumptions used in the accounting as of December 31 were as follows:

                                                                          1995             1994
                                                                          ----             ----
         Discount rate                                                    7.0%             8.5%
         Rates of increase in compensation levels                         5.0%             5.0%
         Expected long-term rate of return on assets                      8.5%             8.5%

         b)  Directors Retirement Plan

         In December, 1995 the Company adopted a Directors Retirement Plan which provides for retirement benefits for all outside directors with five full calendar years of service as of the named retirement date (Age 70). The Company expensed $100,000 in 1995 to provide for past service costs.

         c)  Defined Contribution Pension Plan

         The Company sponsors a defined contribution pension plan covering substantially all of its employees. Contributions to the plan are discretionary and amounted to $83,490, $113,831 and $96,757 in 1995, 1994 and 1993, respectively.

         d)  Bonus Plans

         The Company sponsors an Employee Profit Sharing Plan covering all employees. The Company also sponsored a transitional plan covering key employees in 1995 which replaced an Income Growth Incentive Plan in 1994 and 1993. These plans provide for the payment of bonuses if certain performance objectives are obtained. Bonuses of $379,967, $331,174 and $455,779, respectively, were charged to operations in 1995, 1994 and 1993.

12 - ACQUISITIONS

a)  Applied Photonic Devices, Inc.

         On May 23, 1995 the Company purchased all the outstanding capital stock of Applied Photonic Devices, Inc. ("APD") for cash and common stock worth approximately $3.9 million. The Company also retired approximately $600,000 of APD bank debt. APD, located in Danielson, Connecticut, manufactures and sells fiber optic cable and related components.

         The purchase method of accounting was used and the results of operations of APD are included in the consolidated financial statements from May 23, 1995.

         Goodwill of $3,255,165 resulted from the purchase and is being amortized over 15 years. Amortization expense amounted to $126,590 in 1995.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994



b)  Ensign-Bickford Acquisitions

         On February 18, 1994 the Company purchased substantially all assets of Ensign-Bickford Optics Company ("EBOC") and Ensign-Bickford Optical Technologies, Inc. ("EBOT"), wholly owned subsidiaries of Ensign-Bickford Industries, Inc., for approximately $7 million. EBOC, renamed SpecTran Specialty Optics Company, manufactures and sells optical fibers, cables and related components. The operations of EBOT, which were conducted in Van Nuys, California, were moved to Sturbridge, Massachusetts.

         The purchase method of accounting was used and the results of operations of SpecTran Specialty Optics Company are included in the consolidated financial statements from February 18, 1994.

c)  Proforma Statements of Operations

         The following pro-forma statements of operations for the years ended December 31, 1995 and 1994 present the results of operations as if the Company had acquired APD as of January 1, 1994. Also included in 1994 are the results of operations as if the Company had acquired the assets of EBOC and EBOT as of January 1, 1994.

                 Statements of Operations (unaudited)                                      1995                      1994
                                                                                           ----                      ----
                  Sales                                                               $    41,481,721          $    33,253,945
                  Cost of Sales                                                            27,657,265               23,733,979
                                                                                      ---------------          ---------------
                  Gross Profit                                                             13,824,456                9,519,966
                  Operating Expenses                                                       13,210,111                9,950,605
                  Other Income                                                                212,364                  160,135
                                                                                      ---------------          ---------------
                  Income (loss) Before Taxes                                                  826,709                 (270,504)
                  Income Tax Expense                                                          255,481                       --
                                                                                      ---------------          ---------------
                  Income (loss)                                                       $       571,228          $      (270,504)
                                                                                      ===============          ===============

                  Earnings (loss) per share:
                  Weighted average shares outstanding                                   5,654,571                 5,347,048
                                                                                        =========                 =========
                  Net Income (loss) per share                                              $.10                     $(.05)
                                                                                           ====                     =====

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994




13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                 Quarters                                        First            Second            Third              Fourth
                 -------------------------------------------------------------------------------------------------------------
                 1995
                 ----
                 Net Sales                                 $7,965,079        $9,099,384        $9,970,586        $11,545,559
                 Gross Profit                               2,893,576         2,841,480         3,359,437          3,966,560
                 Net Income                                    82,914             8,219           178,837            272,067
                 Net Income per Share                             .02                --               .03                .05

                 1994
                 ----
                 Net Sales                                 $5,786,219        $6,639,044        $6,135,369        $ 8,365,445
                 Gross Profit                               2,061,402         2,103,432         1,266,815          2,190,977
                 Net Income (Loss)                            319,018           136,331          (720,374)          (222,356)
                 Net Income (Loss) per Share                      .06               .03              (.14)              (.04)

                              SPECTRAN CORPORATION





                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                    Column A                          Column B          Column C          Column D           Column E
                    --------                          --------          --------          --------           --------
                                                     Balance at         Additions                            Balance
                                                      Beginning        Charged to                             at End
                  Description                         of Period         Expenses         Deductions         of Period
                  ------------                        ---------         --------         ----------         ---------
For the Year Ended December 31, 1995:

 Allowance - Net Deferred Tax Asset                  $1,467,000         $     --           $437,000         $1,030,000
                                                     ==========         ========           ========         ==========

 Allowance for Doubtful Accounts                     $  123,795         $141,266           $     --         $  265,061
                                                     ==========         ========           ========         ==========

 Allowance for Obsolete Inventory                    $  556,489         $     --           $ 89,395         $  467,094
                                                     ==========         ========           ========         ==========


For the Year Ended December 31, 1994:

 Allowance - Net Deferred Tax Asset                  $1,050,000         $417,000          $      --         $1,467,000
                                                     ==========         ========          =========         ==========

 Allowance for Doubtful Accounts                     $  100,000         $ 81,546          $  57,751         $  123,795
                                                     ==========         ========          =========         ==========

 Allowance for Obsolete Inventory                    $  434,600         $300,000          $ 178,111         $  556,489
                                                     ==========         ========          =========         ==========


For the Year Ended December 31, 1993:

 Allowance - Net Deferred Tax Asset                  $1,400,000         $     --          $ 350,000         $1,050,000
                                                     ==========         ========          =========         ==========

 Allowance for Doubtful Accounts                     $  150,000         $     --          $  50,000         $  100,000
                                                     ==========         ========          =========         ==========

 Allowance for Obsolete Inventory                    $  135,000         $299,600          $      --         $  434,600
                                                     ==========         ========          =========         ==========

                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


   3.1 Certificate of Incorporation of the Registrant, as amended. (Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1991.)

   3.2 By-Laws of the Registrant, as amended. (Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1991.)

   4.5*    Form of Stock Certificate for Voting Common Stock.

  10.1 Registrant's 1991 Incentive Stock Option Plan. (Incorporated by reference to the Registrant's Proxy Statement dated April 9, 1991.)

  10.7* License Agreement dated August 15, 1981, between the Registrant and Western Electric Company, Incorporated. (Registrant has been granted confidential treatment of portions of this Exhibit.)

  10.9 License Agreement dated October 31, 1983, between the Registrant and Gulf & Western Manufacturing Company. (Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1989.)

  10.15 License Agreement dated January 21, 1985, between the Registrant and Aetna Telecommunications Laboratories. (Registrant has been granted confidential treatment of portions of this Exhibit.) (Incorporated by reference to the Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1990.)

  10.45 Conversion Agreement dated as of November 8, 1990, by and among Registrant, Allen & Company Incorporated, Richard A.M.C. Johnson and Patrick E. Brake. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

  10.46 Common Stock Purchase Warrant issued to Allen & Company Incorporated pursuant to the Conversion Agreement listed as Exhibit 10.45. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1990.)

  10.49 License Agreement dated as of the first day of January 1991 by and between the Registrant and Corning, Incorporated. (Registrant has been granted confidential treatment of portions of this Exhibit.) (Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1991.)

  10.51 Registrant's Income Growth Incentive Plan adopted effective January 1, 1990. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1990.)

  10.53 Asset Purchase Agreement between Ensign-Bickford Optics Company and SpecTran Specialty Optics Company dated February 18, 1994. (Incorporated by reference to the Registrant's Report on Form 8-K filed March 4, 1994.)

  10.54 Stock Purchase Agreement between Ensign-Bickford Optical Technologies, Inc. and EBOT Acquisition Corp. dated February 18, 1994. (Incorporated by reference to the Registrant's Report on Form 8-K dated March 4, 1994.)

  10.55 Lease between 150 Fisher Associates Limited Partnership and SpecTran Specialty Optics Company dated February 18, 1994. (Incorporated by reference to the Registrant's Report on Form 10-K dated March 30, 1994.)

  10.56 Lease between Avon Park Properties and SpecTran Specialty Optics Company dated February 18, 1994. (Incorporated by reference to the Registrant's Report on Form 10-K dated March 30, 1994.)

  10.57 Lease between Avon Park Properties and SpecTran Specialty Optics Company dated February 18, 1994. (Incorporated by reference to the Registrant's Report on Form 10-K dated March 30, 1994.)

  10.58 Patent License Agreement dated as of July 7, 1987 between Sumitomo Electric Industries, Ltd. and Lightwave Technologies, Inc. (Incorporated by reference to the Registrant's Report on Form 10-K dated March 30, 1994.)

  10.59 Loan Agreement dated January 21, 1994, between Fleet Bank of Massachusetts, N.A. and SpecTran Corporation. (Incorporated by reference to the Registrant's Report on Form 10-K dated March 30, 1994.)

  10.60 Loan Agreement dated March 30, 1995, between Fleet Bank of Massachusetts, N.A. and SpecTran Corporation. (Incorporated by reference to the Registrant's Report on Form 10-K dated March 31, 1995.)

  10.61 Stock Purchase Agreement among APD Acquisition Crop. and Irving N. Dwyer, David P. DaVia, The Irving N. Dwyer and Annette M. Dwyer Charitable Remainder Trust and the DaVia Charitable Remainder Trust. (Incorporated by reference to the Registrant's Report on Form 8-K filed June 7, 1995.)

  10.62    Directors Retirement Plan dated December 27, 1995.

  10.63 Registrant's Employee Profit Sharing Plan as revised and adopted effective January 1, 1995.

  10.64 Lease between Mark C. Yellin and Applied Photonic Devices, Inc. dated January 15, 1996.

  10.65 Lease between Fabrilock, Inc. and Applied Photonic Devices, Inc. dated February 6, 1996.

  11.1     Schedule of Earnings Per Share Calculation.

  21.0     Subsidiaries.


- ------------------------------

         * Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 2-83172) effective June 2, 1983.