Form 10-Q
period 1996-03-31
SPECTRAN CORP
filed 1996-05-10
CIK 718487

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

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


         The number of shares of the registrant's Common Stock outstanding as of April 30, 1996, was 5,354,052.

                         PART I - FINANCIAL INFORMATION
                  SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                   Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                  1996            1995
                                                               ------------    -----------
Net Sales                                                      $ 13,472,523    $ 7,965,079

Cost of Sales                                                     8,716,304      5,071,503
                                                               ------------    -----------

Gross Profit                                                      4,756,219      2,893,576

Selling & Administrative Expenses                                 2,819,116      2,037,649

Research & Development Costs                                        909,279        753,445
                                                               ------------    -----------

Income from Operations                                            1,027,824        102,482

Other Income (Expense):
     Interest Income                                                 67,912         84,623
     Interest Expense                                              (186,198)      (101,813)
     Other                                                           33,778         56,146
                                                               ------------    -----------
                                                                    (84,508)        38,956
                                                               ------------    -----------

Income before Income Taxes                                          943,316        141,438

Income Tax Expense                                                  259,411         58,524
                                                               ------------    -----------

Net Income                                                     $    683,905    $    82,914
                                                               ============    ===========


Weighted Average Number of Shares of
     Common Stock Outstanding                                     5,749,951      5,228,710
                                                               ============    ===========

Net Income per Share of Common Stock                           $        .12    $       .02
                                                               ============    ===========

  See accompanying notes to these consolidated condensed financial statements.

                  SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              March 31, 1996  December 31, 1995
                                                              --------------  -----------------
                                                                (unaudited)
ASSETS
Current Assets:
     Cash and Cash Equivalents                                 $  1,037,046    $  1,624,515
     Current Portion of Marketable Securities                     1,228,320       4,088,316
     Accounts Receivable, Trade, net                              8,746,521       7,798,517
     Inventories                                                  7,700,736       7,414,718
     Current Deferred Income Taxes, net                             588,000         588,000
     Prepaid Expenses and Other Current Assets                      659,931         513,356
                                                               ------------    ------------
     Total Current Assets                                        19,960,554      22,027,422

Property, Plant and Equipment, net                               11,779,190      10,290,048

Other Assets:
     Long-term Marketable Securities                              2,065,599       1,132,682
     License Agreements, net                                        954,195       1,004,417
     Deferred Income Taxes, net                                   1,852,000       1,652,000
     Goodwill, net                                                4,082,611       4,156,392
     Other                                                          110,509         101,751
                                                               ------------    ------------
     Total Other Assets                                           9,064,914       8,047,242
                                                               ------------    ------------
Total Assets                                                   $ 40,804,658    $ 40,364,712
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                          $  2,729,774    $  2,762,265
     Income Taxes Payable                                           565,987         224,576
     Accrued Liabilities                                          2,546,018       3,082,431
                                                               ------------    ------------
     Total Current Liabilities                                    5,841,779       6,069,272

Long-term Debt                                                   10,000,000      10,000,000

Stockholders' Equity:
     Common Stock, voting, $.10 par value; authorized
         20,000,000 shares; outstanding 5,354,052 shares and
         5,353,686 shares in 1996 and 1995, respectively            535,405         535,369
     Common Stock, non-voting, $.10 par value;
         authorized 250,000 shares; no shares outstanding              --              --
     Paid-in Capital                                             26,444,953      26,442,794
     Net Unrealized Loss on Marketable Securities                   (40,925)        (22,264)
     Retained Earnings (Deficit)                                 (1,976,554)     (2,660,459)
                                                               ------------    ------------
     Total Stockholders' Equity                                  24,962,879      24,295,440
                                                               ------------    ------------

Total Liabilities & Stockholders' Equity                       $ 40,804,658    $ 40,364,712
                                                               ============    ============

  See accompanying notes to these consolidated condensed financial statements.

                  SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
           CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS
                                   (UNAUDITED)


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                  1996          1995
                                                                  ----          ----
Cash Flows from Operating Activities:
    Net Income                                               $   683,905    $    82,914
    Reconciliation of Net Income to Net Cash Provided by
        Operating Activities
    Add Charges (Deduct Credits) Items Not Affecting Cash:
        Depreciation and Amortization                            705,863        484,795
        Other Non-Cash Charges                                   (71,202)       (17,517)
        Changes in Other Components of Working Capital        (1,748,636)      (115,548)
                                                             -----------    -----------
        Net Cash Provided by Operating Activities               (430,070)       434,644

Cash Flows from Investing Activities:
    Deposit on Acquisition of Business                              --       (1,613,062)
    Acquisition of Property, Plant and Equipment              (2,064,941)      (420,643)
    Purchase of Marketable Securities                         (6,011,110)      (352,943)
    Proceeds from Sale/Maturity of Marketable Securities       7,916,457           --
                                                             -----------    -----------
    Cash Used in Investing Activities                           (159,594)    (2,386,648)
                                                             -----------    -----------

Cash Flows from Financing Activities:
    Borrowings of Long-term Debt                                    --        1,651,942
    Proceeds from Exercise of Stock Options and Warrants           2,195           --
                                                             -----------    -----------
    Cash Provided by Financing Activities                          2,195      1,651,942

Decrease in Cash and Cash Equivalents                           (587,469)      (300,062)
Cash and Cash Equivalents at Beginning of Period               1,624,515        477,022
                                                             -----------    -----------

Cash and Cash Equivalents at End of Period                   $ 1,037,046    $   176,960
                                                             ===========    ===========

  See accompanying notes to these consolidated condensed financial statements.

                  SPECTRAN CORPORATION AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The financial information for the three months ended March 31, 1996, is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results for the entire year.

         The consolidated results for the three months ended March 31, 1996, include the accounts of SpecTran Corporation (the Company) and all wholly owned subsidiaries: SpecTran Communication Fiber Technologies, Inc., SpecTran Specialty Optics Company and Applied Photonic Devices, Inc. All significant intercompany balances and transactions have been eliminated.

         These financial statements supplement, and should be read in conjunction with, the Company's audited financial statements for the year ended December 31, 1995, as contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission.


2.       INVENTORIES

         Inventories consisted of:


                                March 31, 1996  December 31, 1995
                                --------------  -----------------
          Raw Materials           $3,342,814       $3,131,753
          Work in Process          1,342,515        1,507,830
          Finished Goods           3,015,407        2,775,135
                                  ----------       ----------
                                  $7,700,736       $7,414,718
                                  ==========       ==========

3.       PROPERTY, PLANT & EQUIPMENT

                                                      March 31, 1996      December 31, 1995
                                                      --------------      -----------------
Property, plant and equipment consisted of:
   Land and Land Improvements                          $   407,705           $   407,705
   Buildings and Improvements                            3,747,097             3,729,114
   Machinery and Equipment                              17,650,882            17,229,195
   Construction in Progress                              3,266,057             1,640,786
                                                       ----------            -----------
                                                        25,071,741            23,006,800
   Less Accumulated Depreciation and Amortization       13,292,551            12,716,752
                                                       -----------           -----------
                                                       $11,779,190           $10,290,048
                                                       ===========           ===========


4.       INCOME PER SHARE OF COMMON STOCK

         Income per share of common stock is based on the weighted average of the number of shares outstanding during the periods, including common stock equivalents of stock purchase warrants and stock options for both primary and fully diluted earnings per share. Fully diluted income per share approximates primary income per share.


5.       SUBSEQUENT EVENT

         On April 25, 1996, SpecTran Corporation and its subsidiaries (collectively, the "Company") entered into a Loan and Security Agreement with Fleet National Bank ("Fleet Bank") pursuant to which the Company can borrow up to $22,000,000, subject to certain limitations based on the Company's accounts receivable and inventory and the appraisal value of certain machinery, equipment and real property owned by the Company. The loan consists of a $12,000,000 revolving note which is payable April 1, 1999, a $5,000,000 term note which is payable in quarterly installments commencing January 1, 1997 and matures on April 1, 2001 and a $5,000,000 mortgage note which is payable in quarterly installments commencing July 1, 1997 and matures on April 1, 2006. Interest on each note is payable quarterly commencing July 1, 1996. The Company has the option from time to time to select the interest rate on the notes at either Fleet Bank's prime rate or the LIBOR rate plus 1.5%, provided that under certain circumstances, Fleet Bank may deem that the LIBOR rate is not available. The loans are secured by all of the Company's assets, including real property.

         At March 31, 1996, the Company had outstanding a $10 million loan under a revolving credit agreement with Fleet. This loan was repaid from the proceeds from the new $12 million revolving credit agreement, leaving $2 million of borrowing available under the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1996 Versus Three Months Ended March 31, 1995

Overview

         SpecTran's revenue increased 69.1% to $13,472,523 and the Company earned net income of $683,905, or $.12 per share in the first quarter of 1996 compared with revenues of $7,965,079 and net income of $82,914, or $.02 per share in the first quarter of 1995. The improved revenues and earnings in 1996 resulted from continued strong market demand for the Company's standard and specialty products and the results of Applied Photonic Devices, Inc., acquired in May 1995.

Net Sales

         Consolidated net sales of $13,472,523 for the three months ended March 31, 1996, were $5,507,444 (69.1%) higher than for the comparable period of 1995. The increase was primarily due to strong market demand for the Company's standard multimode fiber products. Also contributing to the increase in the first quarter of 1996 were sales of Applied Photonic Devices, Inc., acquired by the Company in May 1995.

Gross Profit

         SpecTran earned a consolidated gross profit of $4,756,219 during the 1996 first quarter which was $1,862,643 (64.4%) higher than the comparable period of 1995. The increase in gross profit was primarily due to the higher sales level in the 1996 first quarter. The gross margin, as a percentage of sales, decreased to 35.3% in 1996 from 36.3% in the first quarter of 1995. The decrease in the margin was principally due to the lower margin earned by the APD cabling operation which was acquired in May 1995. Royalties expense was 4.2% and 5.1% of SpecTran's sales during the first quarter of 1996 and 1995, respectively, with a higher level of sales in the 1996 first quarter not subject to royalties.

Selling and Administration

         Consolidated selling and administrative expenses increased by $781,467 (38.4%) during the 1996 first quarter. The increase was primarily due to expenses incurred by Applied Photonic Devices, Inc. in the 1996 March quarter. As a percentage of sales these expenses decreased during 1996 to 20.9% from 25.6% in the first quarter of 1995.

Research and Development

         Consolidated spending for internal research and development increased by $155,834 (20.7%) during the 1996 first quarter. As a percentage of sales, consolidated research and development costs decreased to 6.7% in the first quarter of 1996 versus 9.5% in the comparable period of 1995. The Company's increased research and development spending is primarily in programs designed to improve manufacturing cost and product performance in both the multimode and single-mode product lines, to develop new special performance fiber products and to develop alternative process technologies.

Other Income (Expense), net

         Net other expense in the first quarter of 1996 was $84,509 compared to net other income in the first quarter of 1995 of $38,956, a change of $123,465 (316.9%). Interest income decreased by $16,711 (19.7%) during the 1996 first quarter primarily as a result of a lower investment balance than in the comparable period of 1995. Interest expense increased during the first quarter of 1996 by $84,385 (82.9%) as a result of increased debt levels.

Income Taxes

         A tax provision of 27.5% of pre-tax income was provided in the first quarter of 1996 compared to a tax provision of 41% of pre-tax income in the first quarter of 1995. The estimated effective tax rate for 1996 of 27.5% is lower than the statutory tax rate due to an anticipated reduction in the valuation allowance for deferred tax assets due to the Company's belief that it is more likely than not that the additional deferred tax asset will be realized through the utilization of operating loss and tax credit carryforwards.

Net Income

         Net income for the 1996 first quarter was $683,905 which was a 5.1% return on sales. Net income for the same period in 1995 was $82,914, or 1.0% of sales, an increase of $600,991 (724.8%).

Liquidity and Capital Resources

         At March 31, 1996, the Company had net working capital of $14,118,775, a current ratio of 3.4 to 1, and an aggregate of $1,037,046 in cash and cash equivalents. In addition, the Company had total marketable securities of $3,293,919 including $2,065,599 classified at long-term which could be converted into cash if needed.

         Capital expenditures in the first quarter of 1996 were $2,064,941, an increase of $1,644,298 (390.9%) compared to capital expenditures in the first quarter of 1995, for the purpose of increasing capacity and efficiency. The Company is considering additional significant increases in capital expenditures during the remainder of 1996 and is exploring debt financing necessary to support these expenditures (see "Subsequent Event").

         The Company expects but can not assure that existing working capital, borrowings, and expected positive cash flow should be sufficient to meet the Company's cash needs in 1996.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit 10.66  Loan and Security Agreement Among SpecTran Corporation,
                         SpecTran Specialty Optics Company, Applied Photonic Devices, Inc., SpecTran Communication Fiber Technologies, Inc. and Fleet National Bank dated April 25, 1996.

          Exhibit 10.67 Mortgage By SpecTran Corporation in Favor of Fleet National Bank dated April 25, 1996.

          Exhibit 10.68 Pledge Agreement Among SpecTran Corporation, Fleet National Bank and Fleet Investment Advisors dated April 25, 1996.

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the quarter which this report was filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPECTRAN CORPORATION
                                                    (Registrant)

Date: May 10, 1996                        BY:

                                          /s/  Glenn E. Moore
                                          ---------------------------
                                          Glenn E. Moore
                                          President and
                                          Chief Executive Officer


Date: May 10, 1996                        BY:

                                          /s/  Bruce A. Cannon
                                          ---------------------------
                                          Bruce A. Cannon
                                          Senior Vice President and
                                          Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

  EXHIBIT NO.                         DESCRIPTION
  -----------                         -----------

 Exhibit 10.66 Loan and Security Agreement Among SpecTran Corporation, SpecTran Specialty Optics Company, Applied Photonic Devices, Inc., SpecTran Communication Fiber
                     Technologies, Inc. and Fleet National Bank dated April 25, 1996.

 Exhibit 10.67 Mortgage By SpecTran Corporation in Favor of Fleet National Bank dated April 25, 1996.

 Exhibit 10.68 Pledge Agreement Among SpecTran Corporation, Fleet National Bank and Fleet Investment Advisors dated April 25, 1996.

 Exhibit 27          Financial Data Schedule