Form 10-Q
period 1996-06-30
SPECTRAN CORP
filed 1996-08-12
CIK 718487

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

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


     The number of shares of the registrant's Common Stock outstanding as of July 31, 1996, was 5,387,963.

                         PART I - FINANCIAL INFORMATION
                              SPECTRAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Six Months Ended                    Three Months Ended
                                                    June 30,                            June 30,
                                             1996              1995              1996              1995
                                         ------------      ------------      ------------      ------------
Net Sales                                $ 28,753,735      $ 17,064,463      $ 15,281,212      $  9,099,384

Cost of Sales                              18,679,936        11,329,407         9,963,632         6,257,904
                                         ------------      ------------      ------------      ------------

Gross Profit                               10,073,799         5,735,056         5,317,580         2,841,480

Selling and Administrative Expenses         6,267,479         4,165,695         3,448,363         2,128,046

Research and Development Costs              1,580,542         1,412,545           671,263           659,100
                                         ------------      ------------      ------------      ------------

Income from Operations                      2,225,778           156,816         1,197,954            54,334

Other Income (Expense):
     Interest Income                          120,729           168,184            52,817            83,561
     Interest Expense                        (319,391)         (253,731)         (133,193)         (151,918)
     Other                                     63,045            84,099            29,267            27,953
                                         ------------      ------------      ------------      ------------
                                             (135,617)           (1,448)          (51,109)          (40,404)
                                         ------------      ------------      ------------      ------------

Income before Taxes                         2,090,161           155,368         1,146,845            13,930

Income Tax Provision                          573,481            64,235           314,070             5,711
                                         ------------      ------------      ------------      ------------

Net Income                               $  1,516,680      $     91,133      $    832,775      $      8,219
                                         ============      ============      ============      ============

Weighted Average Number of Shares of
     Common Stock Outstanding               5,892,795         5,319,034         6,035,640         5,409,358
                                            =========         =========         =========         =========

Net Income per Share of Common Stock             $.26              $.02              $.14               $--
                                                 ====              ====              ====               ===


  See accompanying notes to these condensed consolidated financial statements.

                              SPECTRAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30, 1996        December 31, 1995
                                                                     -------------        -----------------
                                                                       (unaudited)
ASSETS
Current Assets:
     Cash and Cash Equivalents                                        $  2,364,575           $  1,624,515
     Current Portion of Marketable Securities                              957,025              4,088,316
     Trade Accounts Receivable, net                                      8,804,735              7,798,517
     Inventories                                                         8,287,270              7,414,718
     Current Deferred Income Taxes, net                                    588,000                588,000
     Prepaid Expenses and Other Current Assets                             690,226                513,356
                                                                      ------------           ------------
     Total Current Assets                                               21,691,831             22,027,422

Property, Plant and Equipment, net                                      13,463,662             10,290,048

Other Assets:
     Long-term Marketable Securities                                     1,382,642              1,132,682
     License Agreements, net                                               903,975              1,004,417
     Deferred Income Taxes, net                                          1,934,000              1,652,000
     Goodwill, net                                                       4,008,831              4,156,392
     Other                                                                 183,005                101,751
                                                                      ------------           ------------
     Total Other Assets                                                  8,412,453              8,047,242
                                                                      ------------           ------------
Total Assets                                                          $ 43,567,946           $ 40,364,712
                                                                      ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                 $  2,451,920           $  2,762,265
     Income Taxes Payable                                                  512,248                224,576
     Accrued Liabilities                                                 3,614,820              3,082,431
                                                                      ------------           ------------
     Total Current Liabilities                                           6,578,988              6,069,272

Long-term Debt                                                          11,000,000             10,000,000

Stockholders' Equity:
     Common Stock, voting, $.10 par value; authorized
         20,000,000 shares; outstanding 5,380,397 shares and
         5,353,686 shares in 1996 and 1995, respectively                   538,040                535,369
     Common Stock, non-voting, $.10 par value;
         authorized 250,000 shares; no shares outstanding                       --                     --
     Paid-in Capital                                                    26,599,632             26,442,794
     Net Unrealized Loss on Marketable Securities                           (4,935)               (22,264)
     Retained Earnings (Deficit)                                        (1,143,779)            (2,660,459)
                                                                      ------------           ------------
     Total Stockholders' Equity                                         25,988,958             24,295,440
                                                                      ------------           ------------

Total Liabilities and Stockholders' Equity                            $ 43,567,946           $ 40,364,712
                                                                      ============           ============


  See accompanying notes to these condensed consolidated financial statements.

                              SPECTRAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Six Months Ended June 30,
                                                                    1996               1995
                                                                 -----------       -----------
Cash Flows from Operating Activities:
    Net Income                                                   $ 1,516,680       $    91,133
    Reconciliation of Net Income to Net Cash Provided by
        (Used in) Operating Activities
    Add (Deduct) Items Not Affecting Cash:
        Depreciation and Amortization                              1,467,450         1,035,307
        Other Non-Cash Charges                                      (286,019)         (156,379)
        Changes in Other Components of Working Capital            (1,649,365)       (1,172,696)
                                                                 -----------       -----------
        Net Cash Provided by (Used in) Operating Activities        1,048,746          (202,635)

Cash Flows from Investing Activities:
    Acquisition of Business                                               --        (4,182,051)
    Acquisition of Property, Plant and Equipment                  (4,361,360)         (959,765)
    Purchase of Marketable Securities                             (7,192,908)       (1,400,222)
    Proceeds from Maturity of Marketable Securities                2,953,765                --
    Proceeds from Sale of Marketable Securities                    7,132,308         2,491,181
                                                                 -----------       -----------
    Cash Used in Investing Activities                             (1,468,195)       (4,050,857)

Cash Flows from Financing Activities:
    Borrowings of Long-term Debt                                   1,000,000         3,851,942
    Proceeds from Exercise of Stock Options and Warrants             159,509                --
    Proceeds from Issuance of Stock                                       --           422,498
                                                                 -----------       -----------
    Cash Provided by Financing Activities                          1,159,509         4,274,440

Increase in Cash and Cash Equivalents                                740,060            20,948
Cash and Cash Equivalents at Beginning of Period                   1,624,515           477,022
                                                                 -----------       -----------

Cash and Cash Equivalents at End of Period                       $ 2,364,575       $   497,970
                                                                 ===========       ===========


  See accompanying notes to these condensed consolidated financial statements.

                              SPECTRAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The financial information for the six months ended June 30, 1996, is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim period. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results for the entire year.

         The consolidated results for the six months ended June 30, 1996, include the accounts of SpecTran Corporation (the Company) and all wholly owned subsidiaries: SpecTran Communication Fiber Technologies, Inc., SpecTran Specialty Optics Company and Applied Photonic Devices, Inc. All significant intercompany balances and transactions have been eliminated.

         These financial statements supplement, and should be read in conjunction with, the Company's audited financial statements for the year ended December 31, 1995, as contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission.


2.       INVENTORIES

         Inventories consisted of:

                                     June 30, 1996           December 31, 1995
                                     -------------           -----------------

          Raw Materials             $     3,848,729           $     3,131,753
          Work in Process                 1,485,731                 1,507,830
          Finished Goods                  2,952,810                 2,775,135
                                    ---------------           ---------------

                                    $     8,287,270           $     7,414,718
                                    ===============           ===============

3.       PROPERTY, PLANT AND EQUIPMENT

                                                          June 30, 1996      December 31, 1995
                                                          -------------      -----------------
Property, plant and equipment consisted of:
   Land and Land Improvements                              $   407,705          $   407,705
   Buildings and Improvements                                3,763,006            3,729,114
   Machinery and Equipment                                  18,591,912           17,229,195
   Construction in Progress                                  4,605,536            1,640,786
                                                           -----------          -----------
                                                            27,368,159           23,006,800
   Less Accumulated Depreciation and Amortization           13,904,497           12,716,752
                                                           -----------          -----------
                                                           $13,463,662          $10,290,048
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Three and Six Months Ended June 30, 1996 Versus Three and Six Months Ended June 30, 1995

Overview

         SpecTran's revenue increased 67.9% to $15,281,212 and the Company earned net income of $832,775, or $.14 per share in the second quarter of 1996 compared with revenues of $9,099,384 and net income of $8,219, or less than one cent per share in the second quarter of 1995. For the six month period ended June 30, 1996 revenue increased 68.5% to $28,753,735 and the Company earned net income of $1,516,680 or $.26 per share compared with revenues of $17,064,463 and net income of $91,133 or $.02 per share for the comparable period of 1995. The improved revenues and earnings in 1996 resulted from continued strong market demand and improved gross profit margin for the Company's standard products, the results of Applied Photonic Devices, Inc., acquired May 23, 1995 and increased sales volumes of the Company's specialty products.

Net Sales

         Consolidated net sales of $15,281,212 and $28,753,735 for the three and six month periods ended June 30, 1996, were $6,181,828 (67.9%) and $11,689,272
(68.5%) higher than for the comparable periods of 1995. The increase in both periods was primarily due to increased sales volumes of the Company's standard multimode fiber products. Also contributing to the increase in the second quarter and first six months of 1996 were sales of Applied Photonic Devices, Inc., acquired by the Company May 23, 1995.

Gross Profit

         SpecTran earned a consolidated gross profit of $5,317,580 and $10,073,799 for the three and six months ended June 30, 1996, respectively, which was $2,476,100 (87.1%) and $4,338,743 (75.7%) higher than the comparable periods of 1995, respectively. The increase in gross profit was primarily due to the higher sales level in the 1996 three and six month periods. The gross margin, as a percentage of sales, increased to 34.8% in the second quarter of 1996 from 31.2% in the second quarter of 1995. For the six month period ended June 30, 1996 the gross margin, as a percent of sales, increased to 35.0% from 33.6% in the comparable period of 1995. The increase in the margin was principally due to lower production costs of the Company's standard products resulting from manufacturing process improvements. This was offset in part by lower margins earned by the APD cabling operation which was acquired in May 1995. Royalties expense was 4.0% and 4.1% of SpecTran's sales for the three and six month periods, respectively, compared to 5.5% and 5.6% in the comparable period of 1995, with a higher level of sales in 1996 not subject to royalties.

Selling and Administration

         Consolidated selling and administrative expenses increased by $1,320,317 (62.0%) and $2,101,784 (50.5%) during the three and six month periods ended June 30, 1996. The increase was primarily due to expenses incurred by Applied Photonic Devices, Inc. in both periods of 1996. As a percentage of sales these expenses decreased during 1996 to 22.6% and 21.8% compared to 23.4% and 24.4% for the comparable three and six month periods.

Research and Development

         Consolidated spending for internal research and development increased by $12,163 (1.8%) and $167,997 (11.9%) for the three and six month periods ended June 30, 1996. Consolidated research and development costs decreased as a percentage of sales to 4.4% and 5.5% in 1996 compared to 7.2% and 8.3% for the comparable three and six month periods of 1995. The Company's increased research and development spending is primarily in programs designed to improve manufacturing cost and product performance in both the multimode and single-mode product lines, to develop new special performance fiber products and to develop alternative process technologies.

Other Income (Expense), net

         Net other expense increased $10,705 (26.5%) and $134,169 (9266%) during the three and six months ended June 30, 1996 compared to the same period of 1995. Interest income decreased by $30,744 (36.8%) and $47,455 (28.2%) during the three and six months of 1996, respectively, primarily as a result of lower investment balances than in the comparable periods of 1995. Interest expense decreased during the second quarter of 1996 $18,725 (12.3%) as a result of capitalization of interest expense on asset construction. Interest expense increased during the six month period of 1996 by $65,660 (25.9%) as a result of increased debt levels.

Income Taxes

         A tax provision of 28% of pre-tax income was provided in the three and six month periods of 1996 compared to a tax provision of 41% of pre-tax income in the comparable periods of 1995. The estimated effective tax rate for 1996 of 28% is lower than the statutory tax rate due to an anticipated reduction in the valuation allowance for deferred tax assets due to the Company's belief that it is more likely than not that the additional deferred tax asset will be realized through the utilization of operating loss and tax credit carryforwards.

Net Income

         Net income for the three and six months of 1996 was $832,775, or 5.4% of net sales, and $1,516,680, or 5.3% of net sales, respectively. Net income for the same periods in 1995 was $8,219, or .1% of net sales, and $91,133 or .5% of sales, respectively.

Liquidity and Capital Resources

         At June 30, 1996, the Company had net working capital of $15,112,905, a current ratio of 3.3 to 1, and an aggregate of $2,364,575 in cash and cash equivalents. In addition, the Company had total marketable securities of $2,339,667 including $1,382,642 classified at long-term which could be converted into cash if needed.

         First half 1996 capital expenditures of $4,361,360 were made to increase capacity and represented a $3,401,595 (354.4%) increase compared to capital expenditures in the first half of 1995. The Company is planning additional significant capital expenditures during the remainder of 1996 to further expand capacity.

         At June 30, 1996, the Company had outstanding an $11 million loan under a revolving credit agreement with Fleet National Bank, leaving $1 million of borrowing available under the agreement.

         The Company expects but can not assure that existing working capital, borrowings, and expected positive cash flow should be sufficient to meet the Company's cash needs in 1996.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 10.69     Supplemental Retirement Agreement between SpecTran
                           Corporation and Raymond E. Jaeger dated May 8, 1996.

         Exhibit 10.70 Supplemental Retirement Agreement between SpecTran Corporation and Bruce A. Cannon dated May 8, 1996.

         Exhibit 10.71 Supplemental Retirement Agreement between SpecTran Corporation and Crawford L. Cutts dated May 8, 1996.

         Exhibit 10.72 Supplemental Retirement Agreement between SpecTran Corporation and William B. Beck dated May 8, 1996.

         Exhibit 10.73 Supplemental Retirement Agreement between SpecTran Corporation and John E. Chapman dated May 8, 1996.

         Exhibit 10.74 Lease between CRJ Realty Trust and SpecTran Communication Fiber Technologies, Inc. dated July 22, 1996.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter which this report was filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SPECTRAN CORPORATION
                               (Registrant)

Date:   August 9, 1996         BY:
                               /s/  Glenn E. Moore
                               -------------------------------------------------
                               Glenn E. Moore
                               President and Chief Executive Officer

Date:   August 9, 1996         BY:
                               /s/  Bruce A. Cannon
                               -------------------------------------------------
                               Bruce A. Cannon
                               Senior Vice President and Chief Financial Officer