Form 10-Q
period 1996-09-30
SPECTRAN CORP
filed 1996-11-13
CIK 718487

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
/X/               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR
/ /               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to _____________

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


     The number of shares of the registrant's Common Stock outstanding as of October 31, 1996, was 5,398,354.

                         PART I - FINANCIAL INFORMATION
                              SPECTRAN CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE)
                                                    (UNAUDITED)

                                                     Nine Months Ended                    Three Months Ended
                                                        September 30,                        September 30,
                                               -----------------------------         -----------------------------
                                                  1996               1995               1996               1995
                                               ----------         ----------         ----------         ----------

Net Sales                                      $   44,915         $   27,035         $   16,161         $    9,971

Cost of Sales                                      28,621             17,941              9,941              6,612
                                               ----------         ----------         ----------         ----------

  Gross Profit                                     16,294              9,094              6,220              3,359

Selling and Administrative Expenses                 9,909              6,698              3,641              2,532

Research and Development Costs                      2,321              2,103                740                691
                                               ----------         ----------         ----------         ----------

Income from Operations                              4,064                293              1,839                136

Other Income (Expense):
    Interest Income                                   166                240                 45                 72
    Interest Expense                                 (528)              (434)              (208)              (180)
    Other, net                                        122                358                 58                274
                                               ----------         ----------         ----------         ----------
                                                     (240)               164               (105)               166
                                               ----------         ----------         ----------         ----------

Income before Income Taxes                          3,824                457              1,734                302
Income Tax Expense                                  1,300                187                727                123
                                               ----------         ----------         ----------         ----------

Net Income                                     $    2,524         $      270         $    1,007         $      179
                                               ==========         ==========         ==========         ==========

Weighted Average Number of Shares of
    Common Stock Outstanding                    5,929,796          5,409,585          6,003,798          5,478,445
                                               ==========         ==========         ==========         ==========

Net Income per Share of Common Stock           $      .43         $      .05         $      .17         $      .03
                                               ==========         ==========         ==========         ==========


  See accompanying notes to these condensed consolidated financial statements.

                              SPECTRAN CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (DOLLARS IN THOUSANDS)

                                                                    September 30, 1996    December 31, 1995
                                                                    ------------------    -----------------

ASSETS                                                                  (unaudited)
Current Assets:
     Cash and Cash Equivalents                                            $ 2,174              $ 1,625
     Current Portion of Marketable Securities                                 972                4,088
     Trade Accounts Receivable, net                                        10,201                7,799
     Inventories                                                            8,967                7,415
     Current Deferred Income Taxes, net                                       685                  588
     Prepaid Expenses and Other Current Assets                                567                  513
                                                                          -------              -------
     Total Current Assets                                                  23,566               22,028

Property, Plant and Equipment, net                                         14,702               10,290

Other Assets:
     Long-term Marketable Securities                                        1,422                1,133
     License Agreements, net                                                  854                1,004
     Deferred Income Taxes, net                                               974                1,652
     Goodwill, net                                                          3,935                4,156
     Other Long-term Assets                                                 1,108                  102
                                                                          -------              -------
     Total Other Assets                                                     8,293                8,047
                                                                          -------              -------
Total Assets                                                              $46,561              $40,365
                                                                          =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                     $ 2,727              $ 2,762
     Income Taxes Payable                                                     231                  225
     Accrued Liabilities                                                    4,440                3,082
                                                                          -------              -------
     Total Current Liabilities                                              7,398                6,069

Long-term Debt                                                             12,000               10,000

Stockholders' Equity:
     Common Stock, voting, $.10 par value; authorized
         20,000,000 shares; outstanding 5,396,963 shares and                  539                  535
         5,353,686 shares in 1996 and 1995, respectively
     Common Stock, non-voting, $.10 par value;
         authorized 250,000 shares; no shares outstanding                      --                   --
     Paid-in Capital                                                       26,745               26,443
     Net Unrealized Loss on Marketable Securities                              15                  (22)
     Retained Earnings (Deficit)                                             (136)              (2,660)
                                                                          -------              -------
     Total Stockholders' Equity                                            27,163               24,296
                                                                          -------              -------

Total Liabilities and Stockholders' Equity                                $46,561              $40,365
                                                                          =======              =======


  See accompanying notes to these condensed consolidated financial statements.

                              SPECTRAN CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)
                                                    (UNAUDITED)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                            -------------------------
                                                                              1996             1995
                                                                            -------          --------
Cash Flows from Operating Activities:
   Net income ........................................................      $ 2,524          $    270
   Reconciliation of net income to net cash
      provided by operating activities
   Add charges (deduct credits) not affecting cash:
         Depreciation and amortization ...............................        2,189             1,688
         Loss (gain) on sale of assets ...............................           --                 4
         Loss on sale of marketable securities .......................           19                --
         Changes in valuation accounts ...............................         (242)             (150)
         Change in long-term deferred income taxes ...................          832                --
         Change in other long-term assets ............................       (1,019)               18
   Changes in assets and liabilities, net of effects from
      purchase of businesses:
         Current deferred income taxes ...............................           23                --
         Accounts receivable .........................................       (2,508)             (481)
         Inventories .................................................       (1,479)           (1,501)
         Prepaid expenses and other current assets ...................          (54)             (451)
         Income taxes payable/receivable .............................            6               455
         Accounts payable and accrued liabilities ....................        1,323               233
                                                                            -------          --------

Net Cash Provided by Operating Activities ............................        1,614                85
                                                                            -------          --------

Cash Flows from Investing Activities:
   Acquisition of businesses, net of cash acquired ...................           --            (3,818)
   Acquisition of property, plant and equipment ......................       (6,209)           (1,552)
   Purchase of marketable securities .................................       (7,380)           (6,494)
   Proceeds from sale/maturity of marketable securities ..............       10,218             7,496
   Proceeds from sale of equipment ...................................           --                --
   Acquisitions of other assets, net .................................           --                --
                                                                            -------          --------

Net Cash Used in Investing Activities ................................       (3,371)           (4,368)
                                                                            -------          --------

Cash Flows from Financing Activities:
   Borrowings of long-term debt ......................................        2,000             4,760
   Reduction of debt .................................................           --                --
   Tax effect of disqualifying disposition of ISO shares .............           --                --
   Proceeds from exercise of stock options and warrants ..............          306                --
                                                                            -------          --------

Net Cash Provided by Financing Activities ............................        2,306             4,760
                                                                            -------          --------

Increase (Decrease) in Cash and Cash Equivalents .....................          549               477
Cash and Cash Equivalents at Beginning of Period .....................        1,625               477
                                                                            -------          --------

Cash and Cash Equivalents at End of Period ...........................      $ 2,174          $    954
                                                                            =======          ========


          See accompanying notes to consolidated financial statements.

                              SPECTRAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The financial information for the nine months and three months ended September 30, 1996 and 1995, is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 1996 and 1995, are not necessarily indicative of the results for the entire year.

     The consolidated results for the nine months ended September 30, 1996 and 1995, include the accounts of SpecTran Corporation (the Company) and all wholly owned subsidiaries: SpecTran Communication Fiber Technologies, Inc. ("SpecTran Communication"), SpecTran Specialty Optics Company ("SpecTran Specialty"), and Applied Photonic Devices, Inc. ("APD"). All significant intercompany balances and transactions have been eliminated.

     These financial statements supplement, and should be read in conjunction with, the Company's audited financial statements for the year ended December 31, 1995, as contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission.

2.   INVENTORIES

     Inventories consisted of:

                                  September 30, 1996   December 31, 1995
                                  ------------------   -----------------

     Raw Materials                      $4,142              $3,132
     Work in Process                     2,211               1,508
     Finished Goods                      2,614               2,775
                                        ------              ------

                                        $8,967              $7,415
                                        ======              ======

3.   PROPERTY, PLANT AND EQUIPMENT

                                                September 30, 1996   December 31, 1995
                                                ------------------   -----------------
Property, plant and equipment consisted of:
   Land and Land Improvements                         $   497             $   408
   Buildings and Improvements                           3,803               3,729
   Machinery and Equipment                             19,437              17,229
   Construction in Progress                             5,478               1,641
                                                      -------             -------
                                                       29,215              23,007
   Less Accumulated Depreciation and Amortization      14,513              12,717
                                                      -------             -------
                                                      $14,702             $10,290
                                                      =======             =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     Three and Nine Months Ended September 30, 1996 Compared with Three and Nine
     ---------------------------------------------------------------------------
Months Ended September 30, 1995
-------------------------------

                                            Nine Months Ended    Three Months Ended
                                              September 30,         September 30,
                                            -----------------    ------------------
                                                (Unaudited)           (Unaudited)
                                              1996      1995        1996      1995

Net Sales                                    100.0%    100.0%      100.0%    100.0%
Cost of Sales                                 63.7%     66.4%       61.5%     66.3%
                                             -----     -----       -----     -----
   Gross Profit                               36.3%     33.6%       38.5%     33.7%
Operating Expenses
   Selling and Administrative Expenses        22.1%     24.7%       22.5%     25.4%
   Research and Development Costs              5.2%      7.8%        4.6%      6.9%
                                             -----     -----       -----     -----
Income from Operations                         9.0%      1.1%       11.4%      1.4%
Other Income (Expense), net                   (0.5%)     0.6%       (0.7%)     1.6%
                                             -----     -----       -----     -----
Income before Income Taxes                     8.5%      1.7%       10.7%      3.0%
Income Tax Expense                             2.9%      0.7%        4.5%      1.2%
                                             -----     -----       -----     -----
 Net Income                                    5.6%      1.0%        6.2%      1.8%
                                             =====     =====       =====     =====


Net Sales
---------

     Net sales increased $6.2 million, or 62.1%, from $10.0 million to $16.2 million for the three months ended September 30, 1996 and $17.9 million, or 66.1%, from $27.0 million to $44.9 million for the nine months ended September 30, 1996. This increase was primarily due to strong market demand for the Company's multimode and single-mode communications fiber. The acquisition of APD in May 1995 also contributed to the increase in net sales for the nine month 1996 period. Selling prices for multimode and single-mode fiber have increased in 1996, largely due to the strong market demand and price adjustments related to certain raw material cost increases in the case of multimode fiber. SpecTran Communication represented approximately half of the Company's net sales with the balance divided relatively evenly between SpecTran Specialty and APD.

Gross Profit
------------

     Gross profit increased $2.8 million, or 85.1%, from $3.4 million to $6.2 million for the three months ended September 30, 1996 and $7.2 million, or 79.2%, from $9.1 million to $16.3 million for the nine months ended September 30, 1996. As a percentage of net sales, the gross profit increased to 38.5% in the third quarter of 1996 from 33.7% in the third quarter of 1995 and to 36.3% for the nine months ended September 30, 1996 from 33.6% for the nine months ended September 30, 1995. This increase in gross profit in both 1996 periods was primarily due to increased net sales in 1996 and lower production costs resulting from manufacturing process and yield improvements. The increase in gross margin was partially offset by lower margins at APD which was acquired in May 1995 and at SpecTran Specialty.

     As a percentage the net sales, royalties increased from 1.9% for the three months ended September 30, 1995 to 3.4% for the three months ended September 30, 1996 and decreased from 4.2% for the nine months ended September 30, 1995 to 3.8% for the nine months ended September 30, 1996. The three month period of 1995 reflects a retroactive adjustment made in the third quarter of that year. The nine month period decrease in royalties as a percentage of net sales was primarily due to a decrease in the net sales relative to the total sales subject to royalties.

Selling and Administration
--------------------------

     Selling and administrative expenses increased by $1.1 million, or 43.8%, from $2.5 million to $3.6 million for the three months ended September 30, 1996 and by $3.2 million, or 47.9%, from $6.7 million to $9.9 million for the nine months ended September 30, 1996. This increase was primarily due to including a full nine months of APD expenses in the 1996 period versus only four months in the 1995 period. For the three and nine month periods ended September 30, 1996, a substantially higher provision for incentive compensation also contributed to the increase. As a percentage of net sales, selling and administrative expenses decreased to 22.5% for the three months ended September 30, 1996 from 25.4% for the three months ended September 30, 1995 and to 22.1% for the nine months ended September 30, 1996 from 24.7% for the nine months ended September 30, 1995.

Research and Development
------------------------

     Research and development expenses increased by $49,000, or 7.1%, from $691,000 to $740,000 for the three months ended September 30, 1996 and by $218,000, or 10.4%, from $2.1 million to $2.3 million for the nine months ended September 30, 1996. As a percentage of net sales, research and development expenses decreased from 6.9% for the three months ended September 30, 1995 to 4.6% for the three months ended September 30, 1996 and from 7.8% for the nine months ended September 30, 1995 to 5.2% for the nine months ended September 30, 1996. The Company's increased research and development spending, in absolute dollars, is primarily in programs designed to improve manufacturing cost and product performance in both the multimode and single-mode product lines, to develop new special performance fiber products and to develop alternative process technologies.

Other Income (Expense), net
---------------------------

      Other income (expense), net decreased by $271,000 from $166,000 of net other income for the three months ended September 30, 1995 to a net other expense of $105,000 for the same three month period in 1996. The decline was primarily due to a non-recurring material recovery income received in the third quarter of 1995 compared with no such income in the comparable 1996 period. Other income (expense), net declined by $404,000 in the 1996 nine month period compared with the 1995 nine month period. The decline was caused by higher interest expense of $94,000 (21.7%) and lower interest income of $74,000 (30.8%) in the 1996 nine month period versus the comparable 1995 period, in addition to the absence of the non-recurring material recovery income in the 1996 nine month period.

Income Taxes
------------

     A tax provision of 42% and 34% of pre-tax income was provided in the three and nine month periods of 1996, respectively, compared to a tax provision of 41% of pre-tax income in the comparable periods of 1995. The estimated effective tax rate for 1996 of 34% is lower than the statutory and prior year's tax rates due to an anticipated reduction in 1996 in the valuation allowance for deferred tax assets due to the Company's belief that it is more likely than not that the additional deferred tax asset will be realized through the utilization of operating loss and tax credit carryforwards. The higher rate in the 1996 September quarter was to adjust the year-to-date estimated tax rate up to 34% from the 27% that had been used in the 1996 first half.

Net Income
----------

     Net income for the three and nine months ended September 30, 1996 was $1.0 million, or 6.2% of net sales, and $2.5 million, or 5.6% of net sales, respectively. Net income for the same periods in 1995 was $179,000, or 1.8% of net sales, and $270,000, or 1.0% of net sales, respectively.

Liquidity and Capital Resources
-------------------------------

     The Company's principal sources of cash are cash flow from operations, established bank credit facilities and existing cash balances. During the nine months ended September 30, 1996, the Company generated $1.6 million in net cash from operating activities, borrowed an additional $2 million under its bank credit facility, and reduced its marketable securities by an additional
$2.8 million. Substantially all of this cash was used to fund capital expenditures of approximately $6.2 million.

     At September 30, 1996, the Company had approximately $4.6 million of cash, cash equivalents and marketable securities, including approximately $1.4 million in marketable securities classified at long-term which could be converted into cash if necessary. The Company's net working capital position as of September 30, 1996 was approximately $16.2 million.

     On April 25, 1996 and subsequently amended on September 4, 1996, SpecTran and its subsidiaries entered into a Loan and Security Agreement with Fleet National Bank ("Fleet Bank") pursuant to which the Company can borrow up to $22 million subject to certain limitations based on the Company's accounts receivable and inventory and the appraisal value of certain machinery, equipment and real property owned by the Company. The loan consists of a $14.5 million revolving note which is payable April 1, 1999, a $4 million term note which is payable in quarterly installments commencing January 1, 1997 and maturing on April 1, 2001 and a $3.5 million mortgage note which is payable in quarterly installments commencing July 1, 1997 and maturing on April 1, 2006. Interest on each note is payable quarterly commencing July 1, 1996. The Company has the option to select from time to time the interest rate on the notes at either LIBOR rate plus 1.5% or the Fleet Bank's prime rate, provided that under certain circumstances, Fleet Bank may deem that the LIBOR rate is not available. The loans are secured by all of the Company's assets, including real property.

     At September 30, 1996, the Company had outstanding $10 million under the revolving credit agreement and $2 million under the term loan agreement with Fleet Bank; the Company's September 30, 1996 borrowing base permits an additional $5.2 million of borrowing.

     The Company has plans for capacity expansion requiring significant capital expenditures through approximately the end of 1997. Planned expenditures for capacity expansion include $32 million for SpecTran Communication and $9 million for SpecTran Specialty. When completed, these expansions should increase SpecTran Communication's capacity by 100% and SpecTran Specialty's by 50%. The Company intends to finance a portion of these expansions through a combination of cash flow from operations and borrowings under existing bank credit agreements. The Company is in the process of arranging $24 million of long-term debt. The senior secured debt is expected to mature in 7-8 years, with 5-6 equal annual principal payments due beginning on the third anniversary of the date of issuance and interest, payable semi-annually in the range of 325-340 basis points over the interest rate for U.S. Treasury notes with comparable lives. The terms of the senior secured debt are expected to include a first priority security interest in all assets of the Company; certain financial and non-financial covenants, including maintenance by the Company of a certain consolidated adjusted net worth; and the obligation to repay if a person or group of related persons acquires more than 50% of the Company's voting stock. If the Company completes this financing the proceeds would be used principally to refinance and replace existing credit facilities, and for planned expansion and general corporate purposes. If the long-term financing is completed, the company expects that Fleet Bank will establish a new $20 million revolving line of credit for working capital and general corporate purposes. There is no assurance that the long-term debt financing or the new revolving line of credit will be completed. The Company is also exploring other ways of financing its capacity expansion.

Subsequent Event
----------------

     In October 1996, the Company announced a three year agreement to supply Lucent Technologies Incorporated with multimode fiber valued at approximately $35 million. Earlier in 1996, the Company had announced a three year agreement to supply Corning Incorporated with multimode fiber valued at approximately $17 million. As previously announced, the optical fiber being manufactured and sold under these contracts is not subject to certain volume restrictions contained in the Company's patent license agreement from Corning.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit 10.75      Contractual Agreement Between Lucent Technologies,
                         Inc. and SpecTran Corporation dated October 3, 1996.
                         (Registrant has applied for confidential treatment for portions of this Exhibit)

      Exhibit 10.76 Three year multimode optical fiber supply contract between Corning, Incorporated and SpecTran Corporation dated as of July 1, 1996. (Registrant has applied for confidential treatment for portions of this Exhibit)

      Exhibit 10.77 First Amendment to Loan and Security Agreement by SpecTran Corporation, SpecTran Specialty Optics Company, Applied Photonic Devices, Inc., SpecTran Communication Fiber Technologies, Inc. and Fleet National Bank dated September 4, 1996.

      Exhibit 10.78 First Amendment to Mortgage among SpecTran Corporation in Favor of Fleet National Bank dated September 4, 1996.

      Exhibit 10.79      Key Employee Incentive Plan effective as of January 1,
                         1996.

      Exhibit 10.80 Employment Agreement between SpecTran Corporation and Raymond E. Jaeger dated as of December 14, 1992.

      Exhibit 10.81 Employment Agreement between SpecTran Corporation and Bruce A. Cannon dated as of December 14, 1992.

      Exhibit 10.82 Employment Agreement between SpecTran Corporation and John E. Chapman dated as of December 14, 1992.

      Exhibit 10.83 Employment Agreement between SpecTran Corporation and Crawford L. Cutts dated as of January 1, 1994.

      Exhibit 10.84 Employment Agreement between SpecTran Corporation and William B. Beck dated as of February 18, 1994.

      Exhibit 10.85 Employment Agreement between SpecTran Corporation and Glenn E. Moore dated as of December 1995.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter which this report was filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPECTRAN CORPORATION
                                            (Registrant)

Date: November 13, 1996                 BY:
                                        /s/ Glenn E. Moore
                                        ----------------------------------------
                                        Glenn E. Moore
                                        President and Chief Executive Officer

Date: November 13, 1996                 BY:
                                        /s/ Bruce A. Cannon
                                        ----------------------------------------
                                        Bruce A. Cannon
                                        Senior Vice President and Chief
                                         Financial Officer