Form 10-Q/A
period 1996-09-30
SPECTRAN CORP
filed 1997-02-05
CIK 718487

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-Q/A

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR
[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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

        The number of shares of the registrant's Common Stock outstanding as of October 31, 1996 was 5,398,354.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.75 Contractual Agreement between Lucent Technologies, Inc. and SpecTran Corporation dated
                October 3, 1996. (Registrant has been granted confidential treatment)


                Exhibit 10.76 Three year multimode optical fiber supply contract between Corning, Incorporated and SpecTran Corporation dated as of July 1, 1996. (Registrant has been granted confidential treatment)


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SPECTRAN CORPORATION
                                                        (Registrant)


Date: February 3, 1997                          BY:

                                                /s/ R.E. Jaeger
                                                -------------------------
                                                Raymond E. Jaeger
                                                Chairman of the Board


Date: February 3, 1997                          BY:

                                                /s/ Bruce A. Cannon
                                                -------------------------
                                                Bruce A. Cannon
                                                Senior Vice President and
                                                Chief Financial Officer