Form 10-K
period 1996-12-31
SPECTRAN CORP
filed 1997-03-31
CIK 718487

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

For the fiscal year ended December 31, 1996 [X]

                                       OR

For the transition period from _____________ to _________________  [ ]
Commission file number 0-12489

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

                                               Name of each exchange on
         Title of each class                      which registered
                                      None
         ---------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
         ---------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No: __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock, on February 26, 1997: $117.3 million.

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 6,902,196 shares of common stock, $.10 par value, outstanding on February 26, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III hereof is incorporated by reference from the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

                                     PART I

Item 1. BUSINESS.

     SpecTran Corporation ("SpecTran," the "Company" or the "Registrant") operates through two wholly-owned subsidiaries, SpecTran Communication Fiber Technologies, Inc. ("SpecTran Communication") and SpecTran Specialty Optics Company ("SpecTran Specialty"), and through General Photonics, LLC ("General Photonics"), a recently formed joint venture with General Cable Corporation ("General Cable"). The Company sold certain of the assets of its wholly-owned subsidiary, Applied Photonic Devices, Inc. ("APD"), and then contributed the remaining assets of APD to General Photonics for a 50% equity interest. (See
Note 14 to the Consolidated Financial Statements - "Acquisitions/Joint Venture"). SpecTran Communication develops, manufactures and markets multimode and single-mode optical fiber for data communications and telecommunications applications. SpecTran Specialty, acquired in February 1994, develops, manufactures and markets specialty multimode and single-mode fiber and value-added fiber optic products for industrial, military/aerospace, communication and medical applications. General Photonics develops, manufactures and markets communications-grade fiber optic cable primarily for the customer premises market in the United States, Canada and Mexico.

Technology

     Fiber optic technology utilizing glass as a communications medium was developed in the 1970s and offers numerous technical advantages over traditional media such as copper. Optical fibers are hair-thin solid strands of high quality glass usually combined in cables for transmitting information in the form of light pulses. An optical fiber consists of a core of high purity glass which transmits light with little signal loss. This core is typically encased within a covering layer of high purity glass referred to as optical cladding, which reduces signal loss through the side walls of the fiber. The information to be transmitted is converted from electrical impulses into light waves by a laser or light emitting diode. At the point of reception, the light waves are converted back into electrical impulses by a photo-detector.

     Optical fiber's advantages include its high bandwidth, which permits reliable transmission of complex signals such as multiple high-quality audio and video channels and high-speed data formats such as Fiber Distributed Data Interface (FDDI), Asynchronous Transfer Mode (ATM) and other communications protocols. Compared to traditional copper cable used in telephony, optical fiber has thousands of times the information carrying capacity, occupies less space and operates over greater distances with significantly less attenuation. This high capacity and reliability makes optical fiber systems well suited for interactive applications, allowing digitally encoded voice, data and video signals to be transmitted in large volumes at high speed. Furthermore, optical fiber is immune to electrical surges and electromagnetic interference which cause static in copper wire transmission and wireless communication. Optical fiber has technical advantages over wireless communications media such as transmission quality and signal reliability. Optical fiber is also a safer choice in flammable environments because it does not carry electricity. Additionally, communicating through optical fiber is more secure than copper and wireless communications because tapping into fiber optic cable without detection is very difficult.

     Optical fiber quality is measured by several performance characteristics and is reflected in the price of the fiber. These performance characteristics include bandwidth, attenuation (signal loss over distance), tensile strength, geometry and the dimensional and optical uniformity of the fiber. Optical fiber users and manufacturers have established specifications and standards for both multimode and single-mode fiber.

Products

     The  following  table  describes  the  Company's  and  General   Photonics'
principal product areas and the markets they serve:


-----------------------------------------------------------------------------------------------------------------------------------
               Products                             Applications                                       Target Customers
---------------------------------------------------------------------------------------------------------------------------------
SpecTran Communication
-----------------------------------------------------------------------------------------------------------------------------------
Data communication grade multimode           Data communications, including                    Integrated cablers (e.g., Lucent,
fiber: 50, 62.5 and 100 micrometer           FDDI and fast Ethernet; LANs; video;              Chromatic Technologies); independent
core diameters                               CCTV; computer peripherals channel                cablers (e.g., Optical Cable
                                             attachment                                        Corporation, CommScope, General
                                                                                               Photonics)
-----------------------------------------------------------------------------------------------------------------------------------
Telephone grade single-mode fiber            Telephony (principally  in  emerging              Independent data communications
                                             economies); high-speed domestic                   cablers; international
                                             short-distance data communication,                telecommunications cablers
                                             including Fibre Channel and FDDI                  (e.g., India, China, Mexico)
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
             Products                                 Applications                                      Target Customers
-----------------------------------------------------------------------------------------------------------------------------------
SpecTran Specialty
-----------------------------------------------------------------------------------------------------------------------------------
Step & graded index multimode fiber &        Factory LANs and PLC interconnects;               Factory, transportation and medical
cable: polymer clad/glass core, high         mobile video; avionics; high-speed                OEMs; systems designers and
numerical aperture, radiation                ground-based transportation;                      integrators; geophysical exploration
tolerant, power delivery and high            geophysical exploration and                       companies; US government and
temperature fiber; avionics cable;           monitoring; sensing; power                        military; utilities; telecom and
high dielectric strength cable;              transmission, including laser                     supercomputer OEMs; systems
tether cables                                surgery; blood gas monitoring;                    designers and integrators
                                             radiation resistant links; high-
                                             speed, short-distance telecom
                                             interconnects (e.g., telephone
                                             switching systems and PBXs);
                                             supercomputer links
-----------------------------------------------------------------------------------------------------------------------------------
Specialty single-mode fiber and              Metallized pigtails, couplers,                    Telecommunications; optoelectronic
cable: photo-sensitive, rare-earth,          amplifiers, geophysical exploration               manufacturers; well-logging
delay line, fatigue resistant fiber;         and monitoring; gyroscopes;                       companies and system integrators;
avionics cable; tether cables                wave-length division multiplexers                 defense contracts
-----------------------------------------------------------------------------------------------------------------------------------
Components and assemblies: crimp and         Industrial automation;                            OEMs; systems designers and
cleave connectors; pigtails; fiber           environmental monitoring;customer                 integrators; facilities managers;
optic arrays; specialty and hybrid           premises networking; military spec                utilities; optoelectronic device
interconnects; tool kits                     and high reliability assemblies;                  manufacturers; defense contractors
                                             high power laser delivery; sensing;
                                             illumination; spectroscopy
-----------------------------------------------------------------------------------------------------------------------------------
General Photonics
-----------------------------------------------------------------------------------------------------------------------------------
Indoor cable: tight buffered                 Building backbones; riser and                     Networking systems and LAN OEMs;
distribution and breakout designs            plenum installation                               systems designers and integrators;
                                                                                               installers; facilities managers
-----------------------------------------------------------------------------------------------------------------------------------
Outdoor cable: loose tube;                   Customer premises backbones,                      Networking systems and LAN OEMs;
gel-filled; direct burial; aerial;           including densely populated                       systems designers and integrators;
armored; figure eight                        buildings and campuses; Fibre                     installers; facilities managers
                                             Channel; FDDI; bypass telecom
-----------------------------------------------------------------------------------------------------------------------------------
Cable accessories: pulling devices;          Customer premises systems and LAN                 Installers; system integrators; LAN
breakout, splitter and restoration           installation & repair                             OEMs; utilities
kits; cable terminations
-----------------------------------------------------------------------------------------------------------------------------------


Customers and Marketing

     The Company sells its multimode and single-mode optical fibers to various cable manufacturers, domestically and internationally, which assemble them into cables for resale in configurations of their own design. Specialty fiber products are sold directly to a large number of OEMs, product development groups, international distributors and manufacturers' representatives, installers, universities and governmental agencies, primarily for use in the industrial, medical, military, aerospace, transportation and telecommunications and data communications markets. Optical fiber cable and cable accessories, manufactured by General Photonics, are sold largely to distributors, systems integrators and installers primarily for use in the customer premises market in the United States, Canada and Mexico.

     The Company markets its multimode and single-mode data communications and telecommunications optical fiber products principally through a direct sales force in the United States and through a network of manufacturer's representatives internationally. Specialty fiber products are marketed domestically through a direct technical field sales force and internationally through a network of technical distributors and sales representatives. Optical fiber cable and cable components produced by General Photonics are marketed primarily through General Cable's direct sales force and sales representatives. Marketing, technical support and some direct sales and customer support are provided by General Photonics personnel. The Company advertises in trade publications, distributes brochures and other material to its mailing list of potential customers worldwide and participates at trade shows, technical symposia and standards committees.

     As a result of its diversification efforts and broader product offering, the Company has significantly increased its customer base over the last three years and plans to continue to expand this base aggressively within its targeted markets. The Company's international sales have increased from approximately 11% of the Company's net sales in 1994 to approximately 22% in 1995 and approximately 25% in 1996. The Company has more than 500 customers in over 25 countries. For the year ended December 31, 1995, sales of the Company's optical fiber products to each of Chromatic Technologies, Inc. and Optical Cable Corporation were equal to 10% or more of the Company's revenues. These two companies together accounted for 24% of the Company's revenues in 1995. For the year ended December 31, 1996, only Optical Cable Corporation accounted for more than 10% of the Company's revenues.

Manufacturing and Quality Control

     The basic raw materials required for the manufacture of the Company's optical fiber products are high quality glass tubes and rods, various chemicals and gases and certain polymers. The Company believes that its sources of supply of these raw materials are adequate and that alternative sources are available. The Company typically manufactures optical fibers by introducing vapors and gases of varying chemical compositions into a special glass tube in a clean, controlled environment. In the modified chemical vapor deposition ("MCVD") process, an inside vapor deposition process used by the Company, the glass tube, which forms all or a portion of the optical cladding, and the introduced vapors and gases are simultaneously heated, and oxide particles, formed through a reaction of chemical vapors with oxygen, are deposited on and adhere to the inside of the tube. As the particles attach to the tube wall, they are fused to create a layer of high purity glass. Succeeding layers of glass of the same or different compositions are deposited in this fashion to permit the transmission of light in accordance with the desired specifications. The Company believes that the MCVD process is more flexible than other processes in the production of optical fiber and uses it to produce both multimode and single-mode fiber. The other main process for making optical fiber is the outside vapor deposition process which, the Company believes, is less flexible overall, but more cost effective for producing single-mode fiber. As part of its acquisition of SpecTran Specialty, the Company acquired patent rights to outside vapor deposition processes collectively known as hybrid vapor deposition ("HVD") which it is continuing to develop for possible use in conjunction with its single-mode fiber production process.

     In the MCVD process, once deposition is completed, the glass tube is then collapsed into a rod, or primary preform, consisting of a deposited core, in certain instances some deposited cladding and cladding provided by the glass tube itself. In most cases, additional cladding is added to this primary preform. The rod is then placed at the top of a fiber drawing tower, heated until it softens and drawn into a fiber of predetermined diameter.

     The majority of the Company's specialty products use a proprietary polymer clad glass core fiber drawn from manufactured or purchased silica rod. This fiber is either sold to third parties or cabled and / or combined with assemblies and sold. The Company owns certain hard polymer cladding, coating and fiber termination technology known as "crimp / cleave," which facilitates attachment of optical fibers to connectors and other components and has certain proprietary technology used for the cabling of optical fiber. The Company has developed proprietary technology related to the processing of a wide variety of polymeric compounds for the manufacture of optical fiber cable. General Photonics purchases fiber from the Company and protectively covers and bundles the fibers into cable. Certain of General Photonics' technology enables the manufacture of nonflammable, low smoke, low toxicity cables for use both outdoors and inside buildings, which the Company believes provides a significant competitive advantage.

     The Company believes that its quality control programs are essential to its success. The Company's quality control programs are designed to maintain strict tolerances during the manufacturing process and to assure performance standards of its products. The Company performs quality control testing on all of its products. The Company designs and builds much of the equipment its uses to manufacture and test its optical fiber products. In November 1995, SpecTran Communication's facility in Sturbridge, Massachusetts became certified under ISO 9001, an internationally recognized manufacturing standard designed to ensure process consistency. SpecTran Specialty's Avon, Connecticut facility became ISO 9001 certified in March 1996. All of the Company's operations utilize internal testing procedures based on the internationally recognized "Fiber Optic Test Procedures" and have in place and continue to develop specialized proprietary testing systems and procedures to support the requirements of their respective customers.

Environmental Matters

     The Company uses certain hazardous materials in its research and manufacturing operations. As a result, the Company is subject to federal, state and local governmental regulations. The Company believes that it has complied with all regulations and has all permits necessary to conduct its business.

Proprietary Rights

     The Company considers its proprietary know-how with respect to the development and manufacture of flexible glass fibers and value-added optical fiber products to be a valuable asset. This know-how includes formulation of new glass compositions, development of special fiber coatings, coating applications, fiber designs, preform fabrication, fiber drawing, optical fiber cabling methods, fiber cleaving, polishing and end finishing techniques, proprietary testing capabilities, development and implementation of manufacturing processes and quality control techniques, and design and construction of manufacturing and quality control equipment. Product and application knowledge are also considered to be valuable assets of the Company.

     Corning License. The Company has a limited, non-assignable, non-exclusive, royalty-bearing license from Corning to make, use and sell fiber under certain of Corning's United States patents with a filing date prior to January 1, 1996, in the field of optical fiber. The license contains certain annual quantity limitations. The Corning license is not applicable to sales made directly or indirectly to certain customers such as Corning, Lucent and the United States Government. The quantities that can be manufactured under the license increase annually through the year 2000. The license has a term equal to the life of the last to expire of the Corning or Company patents licensed under the agreement. Corning has the right to terminate the license in the event that more than 30% of the Company's voting stock is acquired, directly or indirectly, by another manufacturing company. The Company granted back to Corning a non-exclusive royalty-free license for any of its patents with a filing date prior to January 1, 1996, in the field of optical fiber.

     Lucent License. The Company has a non-assignable, non-exclusive, unlimited, royalty-bearing license from Lucent under all patents covering optical fiber and optical fiber cable owned by Lucent or which Lucent and its affiliates had the right to license on or before August 15, 1986. The Company granted back to Lucent a non-exclusive, royalty-free license under patents the Company may obtain relating to optical fiber inventions made on or before August 15, 1986. The license extends for the life of the last to expire of the patents licensed under the agreement.

     Sales Subject to Corning and Lucent License Agreements. Approximately 36% of the Company's net sales during 1996 were subject to the Corning license and approximately 62% were subject to the Lucent license. These license agreements required aggregate royalty payments by the Company of approximately 3.7% of net sales of the Company's products manufactured under the agreements during 1996. The Company believes that certain Corning patents, which may have been relevant to the Company's single-mode fiber, including patents covered by a non-exclusive license from Corning to the Company, have expired in many countries (including the United States). Therefore, the Company believes that manufacturing and sale of its single-mode fiber is not subject to the Corning license and has been marketing its single-mode fiber without payments of royalties to Corning and without regard to the annual quantity limitations of the Corning license since 1993. The Company presently does not expect to need the Corning license for the manufacture of its multimode fiber after 1999 because the Company believes that a Corning United States patent with relevancy to its multimode fiber will expire in 1999.

     Patents and Trademarks. The Company and its subsidiaries own 24 U.S. patents relating to products, processes and equipment in the fields of optical fibers, optical connectors, coatings and cleaving tools. The Company believes that its patents afford it certain competitive advantages. Under the terms of the Corning and Lucent license agreements, the optical fiber patents are required to be made available royalty-free to Corning and certain of those patents are also required to be made available royalty-free to Lucent.

     The Company is using its trademark SPECTRAGUIDE(R) for its commercial grade optical fiber and for certain of its value added fiber products. It also uses the trademarks HCS(R) (Hard Clad Silica), Avioptics(TM), Flightguide(TM), PYROCOAT(TM), V-System(TM) and V-Pin(TM).

Research and Development

     Research and development activities, and the Company's ability to develop and improve products employing both existing and new technology, are important to the Company. During the fiscal years ended December 31, 1996, 1995 and 1994, the Company spent $3.1 million, $2.8 million and $2.0 million, respectively, or 5.1%, 7.3% and 7.3%, respectively, of its net sales on research and development. The Company expects to continue to increase the annual dollar amount of its research and development expenditures. The Company has continued to invest in programs to reduce manufacturing cost and improve product performance in both the single-mode and multimode product lines, to develop new optical fiber products and to develop alternative process technologies. The Company's personnel conduct substantially all of its research and development activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Backlog

     As of January 31, 1997, the Company's backlog of orders was approximately $69.4 million, as compared to a backlog of $17.4 million as of January 31, 1996. Approximately $30.9 million of the January 31, 1997 backlog is expected to be delivered during 1997.

Competition

     The Company produces and sells optical fibers and value added optical fiber components and assemblies for data communications, telecommunications and specialized applications. Optical fiber cable and cable components are also sold through General Photonics. While there may be less competition in the specialized markets, all of the markets served by the Company and General Photonics are very competitive. The Company's main competitors for its fibers for data communications and telecommunications are its licensors, Corning and Lucent, to whom the Company pays royalties and who have substantially greater resources and operating experience than the Company. The Company's main competitors for its specialty fibers generally have been smaller operations, but some of those competitors are part of companies with substantially greater resources than the Company. General Photonics' main competitors for its optical fiber cable products are large companies with substantially greater resources and operating experience than the Company and General Photonics, some of which may also be customers of SpecTran Communications. The Company competes for sales based upon its ability to fill orders promptly at competitive prices, product performance, product features, unique proprietary products, flexibility, quality and service.

     The Company believes that optical fibers offer a number of advantages over and compete favorably with other means of transmitting information, such as copper wire, satellite and other line of sight transmissions (e.g., microwaves) despite increased interest in wireless communications in the marketplace and enhancements to the existing copper wire telephony infrastructure. Many companies offering such other means of transmitting information have substantially greater resources and operating experience than the Company. The Company often competes with both mature existing technology and new technology, some of which have cost advantages over optical fiber for certain applications.

     The number of participants in the optical fiber industry is to some extent limited by patents covering the fundamental optical fiber technology, the need for substantial capital investment and the availability of highly specialized equipment and personnel with the requisite technical expertise. The Company believes that certain Corning patents, which may have been relevant to the Company's single-mode fiber, including patents covered by a non-exclusive license from Corning to the Company, have expired in many countries (including the United States). The Company further believes that a certain Corning United States patent, covered by this non-exclusive license, with relevance to the Company's multimode fiber, expires in 1999. In addition, the Company believes that a certain Lucent patent licensed to the Company relating to its multimode and single-mode fiber expires in 1997. The expiration of these patents may or may not reduce the patent barrier to entry by other participants. The Company estimates that the initial investment required for a turn-key manufacturing facility capable of producing 200,000 kilometers of world-class multimode optical fiber annually is between $50 million and $100 million.

Employees

     As of December 31, 1996, the Company employed 381 persons, of whom 101 were employed in technology, 171 were employed in manufacturing operations and 109 provided marketing, administrative, management and other support services. These numbers do not include 58 employees of General Photonics previously employed by APD. The Company's employees are not represented by a labor union. The Company believes its employee relations are good.

Item 2. PROPERTIES.

     The Company's administrative offices and the offices and production facilities of SpecTran Communication are located in an approximately 50,000 square foot building which the Company is in the process of expanding to approximately 100,000 square feet. The building is situated on approximately 43 acres of land owned by SpecTran Communication in Sturbridge, Massachusetts. SpecTran Communication also owns an approximately 5,000 square foot office building used for offices that is next to this manufacturing facility.

     SpecTran Specialty leases approximately 33,000 square feet under three leases in Avon, Connecticut for its office and production facilities. Each of the leases is for a term of three years expiring February 18, 1997, which have been extended through August 18, 1997. On October 31, 1996, SpecTran Specialty purchased a 42,000 square foot building and approximately 14 acres on which it is located in Avon, Connecticut. During 1997 the Company expects to expand the facility to approximately 58,000 square feet and consolidate all of SpecTran Specialty's operations in that facility.

     General Photonics has assumed APD's lease for offices and production facilities in an approximately 45,000 square foot facility located in Danielson, Connecticut with a term of two years expiring January 14, 1998, subject to General Photonics' right to renew the lease for two consecutive one year renewal terms. General Photonics has also assumed APD's lease for offices and production facilities in a 36,410 square foot facility located in Dayville, Connecticut under a lease expiring February 6, 2001, which is subject to a three year renewal option, followed by a second renewal option for an additional two years.

Item 3. LEGAL PROCEEDINGS.

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "SPTR." Set forth below is high and low sales price information for the Company's Common Stock for the periods indicated as reported on the NASDAQ National Market:

                                                                Price
                                                                -----
 Fiscal Year           Fiscal Quarter Ended               High           Low
 -----------           --------------------               ----           ---

    1995               March 31, 1995                     6-5/8          4-5/8
                       June 30, 1995                      7-1/4          4-7/8
                       September 30, 1995                 7-1/8          5-1/2
                       December 31, 1995                  6-5/8          5

    1996               March 31, 1996                     8-7/8          5-1/4
                       June 30, 1996                      28-5/8         8
                       September 30, 1996                 22-1/8         12-1/2
                       December 31, 1996                  23-3/8         16-1/8

     The approximate number of shareholders of record of the Company's Common Stock as of February 26, 1997 was 728 which includes all shares held in nominee names by brokerage firms and financial institutions as one stockholder. It is estimated that such shares held in street name are held for approximately 6,300 stockholders.

     The Company has never declared or paid cash dividends.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.


                                                              Year Ended December 31
                                                      (in thousands, except per share data)
                                        ----------------------------------------------------------------
OPERATING RESULTS                         1996          1995          1994          1993          1992
-----------------                         ----          ----          ----          ----          ----
Net Sales                              $ 61,571       $38,581       $26,926       $25,578       $21,371
Gross Profit                             22,375        13,061         7,623         9,615         8,734
Income (Loss) Before Income Taxes         5,537           777          (487)        5,629         5,012
Net Income (Loss)                         3,655           542          (487)        3,655         3,644
Net Income (Loss) Per Share of
  Common Stock                            .62           .10          (.09)          .67           .66

FINANCIAL POSITION
Total Assets                             62,456        40,365        31,362        26,712        22,848
Long-Term Debt                           24,000        10,000         5,240           300           367
Stockholders' Equity                     28,403        24,296        23,104        23,614        20,009


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Overview

     Currently, SpecTran develops, manufactures, and markets high quality optical fiber, optical fiber cables and value-added optical fiber components and assemblies. Prior to 1993, the Company had a narrow customer base and was focused on the production of multimode fiber for the domestic market. In 1993 the Company began to implement a strategic plan to diversify its products, markets and customer base. As part of this plan, the Company reintroduced single-mode fiber in 1993 and began marketing it internationally. In 1994 the Company acquired Ensign-Bickford's specialty fiber operations (which later became SpecTran Specialty), allowing the Company to become a world-wide leader in fiber optic specialty applications. The Company entered the fiber optic cable market in May 1995 by acquiring APD in order to participate more extensively in the rapid growth of the data communications market, the principal end market of multimode fiber. In December 1996 the Company formed General Photonics, a joint venture with General Cable, to develop, manufacture and market fiber optic cable.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                               Years Ended December 31,
                                               ------------------------
                                            1996        1995          1994
                                            ----        ----          ----
Net Sales                                   100.0%      100.0%       100.0%
Cost of Sales                                63.7%       66.1%        71.7%
                                            ------      ------       ------
   Gross Profit                              36.3%       33.9%        28.3%
Selling and Administrative Expenses          22.1%       25.1%        23.5%
Research and Development Cost                 5.1%        7.3%         7.3%
                                            ------      ------       ------
   Income (Loss) from Operations              9.1%        1.5%       (2.5)%
Other Income (Expense), net                  (.1)%         .5%          .7%
                                            ------      ------       ------
   Income (Loss) before Income Taxes          9.0%        2.0%       (1.8)%
Income Tax Expense                            3.1%        0.6%           --
                                            ------      ------       ------
      Net Income (Loss)                       5.9%        1.4%       (1.8)%
                                            ======      ======       ======

Net Sales

     Net sales increased $23.0 million, or 59.6%, from $38.6 million to $61.6 million in 1996. This increase was primarily due to strong market demand for the Company's multimode and single-mode communications fiber. The acquisition of APD in May 1995 also contributed to the increase in net sales. Selling prices for multimode and single-mode fiber have increased in 1996, largely due to the strong market demand and price adjustments related to certain raw material cost increases in the case of multimode fiber. SpecTran Communication represented approximately half of the Company's net sales with the balance divided relatively evenly between SpecTran Specialty and APD.

Gross Profit

     Gross profit increased $9.3 million, or 71.3%, from $13.1 million to $22.4 million in 1996. As a percentage of net sales, the gross profit increased to 36.3% for the year ended December 31, 1996 from 33.9% for the year ended December 31, 1995. This increase in gross profit was primarily due to increased net sales in 1996 and lower production costs resulting from manufacturing process and yield improvements. The increase in gross margin was partially offset by lower margins at APD which was acquired in May 1995.

     As a percentage of net sales, royalties decreased from 4.1% in 1995 to 3.7% in 1996. This decrease in royalties as a percentage of net sales was primarily due to an increase in the net sales not subject to royalties.

Selling & Administrative

     Selling and administrative expenses increased $3.9 million, or 41.1%, from $9.7 million to $13.6 million for the year ended December 31, 1996. This increase was primarily due to including a full year of APD expenses in 1996 versus only seven months in 1995. A substantially higher provision for incentive compensation in the 1996 period also contributed to the increase. As a percentage of net sales, selling and administrative expenses decreased to 22.1% for the year ended December 31, 1996 from 25.1% for the year ended December 31, 1995.

Research and Development

     Research and development costs increased $305,000, or 10.8%, from $2.8 million to $3.1 million for the year ended December 31, 1996. As a percentage of net sales, research and development costs decreased from 7.3% for the year ended December 31, 1995 to 5.1% for the year ended December 31, 1996. The Company's increased research and development spending, in absolute dollars, is primarily in programs designed to improve manufacturing cost and product performance in both the multimode and single-mode product lines, to develop new special performance fiber products and to develop alternative process technologies.

Other Income (Expense), net

     Other income (expense), net declined by $277,000 for the year ended December 31, 1996 compared to the same period of 1995. The decline was caused primarily by the absence of non-recurring income in 1996 partially offset by a decrease in interest expense of $155,000 due to capitalization of interest in 1996 related to the Company's ongoing plant expansion.

Income Taxes

     A tax provision of 34% of pre-tax income was provided for the year ended December 31, 1996 compared to a tax provision of 30% of pre-tax income in 1995. The effective tax rates for 1996 and 1995 were lower than the statutory combined federal and state tax rates due primarily to a reduction of $400,000 in 1996 and $437,000 in 1995 in the valuation allowance for deferred tax assets due to the Company's belief that it is more likely than not that the additional deferred tax assets will be realized through the utilization of operating loss and tax credit carryforwards. See Note 10 of "Notes to the Consolidated Financial Statements."

Net Income

     Net income for the year ended December 31, 1996 was $3.7 million or 5.9% of net sales. Net income for the same period in 1995 was $542,000, or 1.4% of net sales.

      Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Net Sales

     Net sales increased $11.7 million, or 43.3%, from $26.9 million to $38.6 million for the year ended December 31, 1995. The increase was primarily caused by higher sales volumes due to strong market demand for the Company's standard communication fiber, both multimode and single-mode, as well as specialty products. The acquisition of APD and a full year of sales of SpecTran Specialty, acquired in February 1994, also contributed to the increase.

Gross Profit

     Gross profit increased $5.4 million, or 71.3%, from $7.6 million to $13.1 million for the year ended December 31, 1995. The gross profit, as a percentage of net sales, increased to 33.9% in 1995 from 28.3% in 1994. Major factors positively impacting gross profit were improved manufacturing efficiencies, especially in the Company's single-mode product line. However, the gross profit was negatively impacted in 1995 by approximately $1.8 million of costs associated with manufacturing development of single-mode fiber compared to $2 million in 1994. Royalties on sales were approximately 4.1% and 5.5% of total net sales during 1995 and 1994, respectively. The decrease in royalties was due to a higher level of sales in 1995 not subject to royalties.

Selling & Administrative

     Selling and administrative expenses increased $3.4 million, or 53.0%, from $6.3 million to $9.7 million for the year ended December 31, 1995. As a percentage of net sales, these costs increased during 1995 to 25.1% from 23.5% during 1994. The significant increase in total selling and administrative spending was primarily due to expenses related to the operation of the acquired APD, increased personnel costs and increased market development activities related to single-mode fiber in 1995.

Research & Development

     Research and development costs increased by $853,000, or 43.2%, from $2.0 million to $2.8 million for the year ended December 31, 1995. Research and development costs as a percentage of net sales remained constant from 1994 to 1995 at 7.3%. The Company has continued to invest in programs to improve manufacturing cost and product performance in both the single-mode and multimode product lines, to develop new special performance fiber products and to develop alternative process technologies.

Other Income (Expense), net

     Other income (expense) net increased by $29,000, or 16.0%, from $183,000 to $212,000 for the year ended December 31, 1995. Interest expense increased by $323,000, or 106.7% from $303,000 to $626,000 during 1995 as a result of increased levels of outstanding debt during 1995 associated with the acquisition of APD. Other income increased in 1995 by $351,000 primarily due to non-recurring material recovery income and proceeds received in connection with the conversion of the Company's primary group health insurance provider from a mutual company to a stock company.

Income Taxes

     Income tax expense for the year ended December 31, 1995 was 30.3% of pre-tax income versus no tax provision or benefit for the previous year. Income tax expense was reduced due to a reduction in the valuation allowance for deferred tax assets. The valuation allowance was reduced $437,000 in 1995 due to the Company's belief at the time that it was more likely than not that the additional deferred tax asset will be realized. Excluding the effect of adjusting the valuation allowance, income tax expense as a percentage of pre-tax income was 56.0% in 1995. See Note 10 of "Notes to Consolidated Financial Statements." No tax benefit was provided in 1994 due to the uncertainty of the future realization of net operating loss and tax credit carryforwards.

Net Income (Loss)

     The Company's net income in 1995 was $542,000, a 1.4% return on net sales compared to a net loss in 1994 of $487,000.

                         Liquidity and Capital Resources

     The Company's principal sources of cash are cash flow from operations, established bank credit facilities and existing cash balances. During the year ended December 31, 1996, the Company generated $4.6 million in net cash from operating activities. In December 1996, as part of the formation of General Photonics, its 50-50 joint venture with General Cable, the Company sold certain assets of APD for approximately $6.0 million (subject to adjustment), $5.3 million of which was received in 1996, and the remainder placed in escrow. The Company also contributed $100,000 to the joint venture. Also in December 1996, the Company sold an aggregate principal amount of $24.0 million of senior secured notes and concurrently restructured its existing loans from its principal bank into a $20.0 million revolving credit agreement. Approximately $14.0 million raised from the sale of the Notes was used to repay existing indebtedness leaving all $20.0 million of the revolving credit agreement
available  for  use by the Company.  A  substantial   portion  of this  cash
was used to fund capital expenditures of $11.1 million. The remaining amount was invested in the Company's short-term marketable securities.

     As of December 31, 1996, the Company had approximately $19.0 million of cash, cash equivalents and marketable securities, including approximately $1.6 million in marketable securities classified as long-term assets, which could be converted to cash if necessary. The Company's net working capital position at December 31, 1996 was approximately $24.3 million.

     The Company has plans for capacity expansion requiring significant capital expenditures through approximately the end of 1997. Planned expenditures for capacity expansion include approximately $32.0 million for SpecTran Communication and approximately $9.0 million for SpecTran Specialty. When completed, these expansions are expected to increase SpecTran Communication's capacity by 100% and SpecTran Specialty's by 50%. The Company intends to finance these expansions through a combination of cash flow from operations, borrowings and net proceeds from a stock offering ( see "Subsequent Event").

                                Subsequent Events

     On February 18, 1997, the Company completed a secondary public offering for a total of 1,500,000 shares of common stock at a price of $19.00 per share, including 200,000 shares sold by a selling stockholder. This offering, including the exercise price of warrants exercised by the selling stockholder, raised approximately $23.0 million for the Company (See "Note 15 to the Consolidated Financial Statements - Subsequent Event").

     The Company intends to use the net proceeds from this offering for the expansion of manufacturing capacity, working capital and general corporate purposes. Pending such use, net proceeds will be invested in short-term, high-grade interest-bearing securities.

     On March 21, 1997, Dr. Raymond E. Jaeger, Chairman of the Board of Directors, assumed the additional role of Chief Executive Officer of the Company while Mr. Glenn E. Moore, formerly the Company's CEO, left the Company to pursue other interests.

                        Recent Accounting Pronouncements

     In October 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which established financial accounting and reporting standards for stock-based compensation plans. Companies are encouraged, rather than required, to adopt a new method that accounts for stock compensation awards based on their fair value using an option pricing model. Companies that do not adopt this new method will be required to make pro forma footnote disclosures of net income as if the fair value-based method of accounting required by SFAS No. 123 had been applied. The Company adopted SFAS No. 123 on January 1, 1996. Adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations as the Company will make pro forma footnote disclosures in its December 31, 1996, financial statements (See "Note 9 to the Consolidated Financial Statements - Stockholder's Equity").

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information to be contained under the heading "Election of Directors" in the Company's proxy statement relating to the 1997 Annual Meeting of Shareholders (the "Proxy Statement") is hereby incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

     The information with respect to compensation of certain executive officers and all executive officers of the Company as a group to be contained under the heading "Compensation of Executive Officers and Directors" in the Proxy Statement is hereby incorporated herein by reference.

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

             3.   Exhibits:
                  See Exhibit Index on Pages 22 through 27 of this Form 10-K.

(b) Reports on Form 8-K filed during the final quarter of fiscal 1996: See Exhibits 10.86, 10.87, 10.88, 10.89, 10.90, 10.91,
                  10.92, 10.93, 10.94, 10.95, 10.96 and 10.97.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                           SPECTRAN CORPORATION

   March 27, 1997                   By:    /s/  Raymond E. Jaeger
                                           --------------------------------
                                           Raymond E. Jaeger
                                           President,
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors


   March 27, 1997                   By:    /s/  Bruce A. Cannon
                                           --------------------------------
                                           Bruce A. Cannon
                                           Senior Vice President,
                                           Chief Financial Officer and
                                           Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                          Title                      Date
        ----------                          -----                      ----

/s/  Raymond E. Jaeger       President, Chief Executive Officer   March 27, 1997
---------------------------     and Chairman of the Board of
Raymond E. Jaeger              Directors (principal executive
                                          officer)

/s/  Bruce A. Cannon            Senior Vice President, Chief      March 27, 1997
---------------------------     Financial Officer, Secretary,
Bruce A. Cannon               Treasurer and Director (principal
                              financial officer and principal
                                    accounting officer)

/s/  John E. Chapman               Senior Vice President -        March 27, 1997
---------------------------       Technology and Director
John E. Chapman


/s/  Ira S. Nordlicht                    Director                 March 27, 1997
---------------------------
Ira S. Nordlicht


/s/  Paul D. Lazay                       Director                 March 27, 1997
---------------------------
Paul D. Lazay


/s/  Richard Donofrio                    Director                 March 27, 1997
---------------------------
Richard Donofrio


/s/  Lily K. Lai                         Director                 March 27, 1997
---------------------------
Lily K. Lai

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

  10.53 Asset Purchase Agreement between Ensign-Bickford Optics Company and SpecTran Specialty Optics Company dated February 18, 1994. (Incorporated by reference to the Registrant's Report on Form 8-K filed March 3, 1994.)

  10.54 Stock Purchase Agreement between Ensign-Bickford Optical Technologies, Inc. and EBOT Acquisition Corp. dated February 18, 1994. (Incorporated by reference to the Registrant's Report on Form 8-K dated March 3, 1994.)

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

  10.61 Stock Purchase Agreement among APD Acquisition Corp. and Irving N. Dwyer, David P. DaVia, The Irving N. Dwyer and Annette M. Dwyer Charitable Remainder Trust and the DaVia Charitable Remainder Trust. (Incorporated by reference to the Registrant's Report on Form 8-K filed June 7, 1995.)

  10.62 Directors Retirement Plan dated December 27, 1995. (Incorporated by reference to the Registrant's Report on Form 10-K dated March 29, 1996.)

  10.63    Registrant's  Employee  Profit  Sharing  Plan as revised  and adopted
           effective  January  1,  1995.   (Incorporated  by  reference  to  the
           Registrant's Report on Form 10-K dated March 29, 1996).

  10.64 Lease between Mark C. Yellin and Applied Photonic Devices, Inc. dated January 15, 1996. (Incorporated by reference to the Registrant's Report on Form 10-K dated March 29, 1996).

  10.65    Lease between  Fabrilock,  Inc. and Applied  Photonic  Devices,  Inc.
           dated   February  6,  1996.   (Incorporated   by   reference  to  the
           Registrant's Report on Form 10-K dated March 29, 1996).

  10.69 Supplemental Retirement Agreement between SpecTran Corporation and Raymond E. Jaeger dated May 8, 1996. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated August 9, 1996.)

  10.70 Supplemental Retirement Agreement between SpecTran Corporation and Bruce A. Cannon dated May 8, 1996. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated August 9, 1996.)

  10.71 Supplemental Retirement Agreement between SpecTran Corporation and Crawford L. Cutts dated May 8, 1996. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated August 9, 1996.)

  10.72 Supplemental Retirement Agreement between SpecTran Corporation and William B. Beck dated May 8, 1996. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated August 9, 1996.)

  10.73 Supplemental Retirement Agreement between SpecTran Corporation and John E. Chapman dated May 8, 1996. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated August 9, 1996.)

  10.74 Lease between CRJ Realty Trust and SpecTran Communication Fiber Technologies, Inc. dated July 22, 1996. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated August 9, 1996.)

  10.75    Contractual  Agreement Between Lucent  Technologies Inc. and SpecTran
           Corporation dated October 3, 1996. (Registrant has been granted confidential treatment for portions of this Exhibit.) (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated November 13, 1996.)

  10.76 Three Year Multimode Optical Fiber Supply Contract between Corning Incorporated and SpecTran Corporation dated as of January 1, 1996. (Registrant has been granted confidential treatment for portions of this Exhibit.) (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated November 13, 1996.)

  10.79 Key Employee Incentive Plan effective as of January 1, 1996. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated November 13, 1996.)

  10.80 Employment Agreement between SpecTran Corporation and Raymond E. Jaeger dated as of December 14, 1992. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated November 13, 1996.)

  10.81 Employment Agreement between SpecTran Corporation and Bruce A. Cannon dated as of December 14, 1992. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated November 13, 1996.)

  10.82 Employment Agreement between SpecTran Corporation and John E. Chapman dated as of December 14, 1992. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated November 13, 1996.)

  10.83 Employment Agreement between SpecTran Corporation and Crawford L. Cutts dated as of January 1, 1996. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated November 13, 1996.)

  10.84 Employment Agreement between SpecTran Corporation and William B. Beck dated as of February 18, 1994. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated November 13, 1996.)

  10.85 Employment Agreement between SpecTran Corporation and Glenn E. Moore dated as of December 1995. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated November 13, 1996.)

  10.86 Note Purchase Agreement between SpecTran Corporation and Massachusetts Mutual Life Insurance Company dated as of December 1, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1996.)

  10.87 Note Purchase Agreement between SpecTran Corporation and CM Life Insurance Company dated as of December 1, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1996.)

  10.88 Note Purchase Agreement between SpecTran Corporation and The Mutual Life Insurance Company of New York dated as of December 1, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1996.)

  10.89 Note Purchase Agreement between SpecTran Corporation and Atwell & Co. dated as of December 1, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1996.)

  10.90 Security Agreement among SpecTran Corporation, SpecTran Communication Fiber Technologies, Inc., SpecTran Specialty Optics Company, Applied Photonic Devices, Inc. and Fleet National Bank, as Trustee, dated as of December 1, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1996.)

  10.91 Trademark Security Agreement among SpecTran Corporation, SpecTran Communication Fiber Technologies, Inc., SpecTran Specialty Optics Company, Applied Photonic Devices, Inc. and Fleet National Bank, as Trustee, dated as of December 1, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1996.)

  10.92 Patent Collateral Assignment among SpecTran Corporation, SpecTran Communication Fiber Technologies, Inc., SpecTran Specialty Optics Company, Applied Photonic Devices, Inc. and Fleet National Bank, as Trustee, dated as of December 1, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1996.)

  10.93 Pledge Agreement among SpecTran Corporation, SpecTran Communication Fiber Technologies, Inc., SpecTran Specialty Optics Company, Applied Photonic Devices, Inc. and Fleet National Bank, as Trustee, dated as of December 1, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1996.)

  10.94 Mortgage, Assignment of Rents and Security Agreement by SpecTran Communication Fiber Technologies, Inc. to Fleet National Bank, as Trustee, dated as of December 1, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1996.)

  10.95 Open-End Mortgage, Assignment of Rents and Security Agreement by SpecTran Specialty Optics Company to Fleet National Bank, as Trustee, dated as of December 1, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1996.)

  10.96    Guaranty   Agreement  dated  as  of  December  1,  1996  by  SpecTran
           Communication Fiber Technologies, Inc., SpecTran Specialty Optics Company and Applied Photonic Devices, Inc. in favor of Massachusetts Mutual Life Insurance Company, CM Life Insurance Company, The New York Mutual Life Insurance Company and Atwell & Co. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1996.)

  10.97 Loan Agreement among SpecTran Corporation, SpecTran Communication Fiber Technologies, Inc., SpecTran Specialty Optics Company, Applied Photonic Devices, Inc. and Fleet National Bank dated as of December 1, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1996.)

  10.98 Limited Liability Company Agreement of General Photonics, LLC between Applied Photonic Devices, Inc. and General Cable Industries, Inc. dated as of December 23, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 8, 1997.)

  10.99 Asset Purchase Agreement among Applied Photonic Devices, Inc., SpecTran Corporation, General Cable Corporation and General Cable Industries, Inc. dated as of December 23, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 8, 1997.)

  10.100 Investor's Representations, Contribution Agreement and Subscription Agreement among Applied Photonic Devices, Inc., SpecTran Corporation and General Photonics, LLC dated as of December 23, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 8, 1997.)

  10.101 Non-Competition Agreement among General Cable Industries, Inc., General Cable Corporation, Applied Photonic Devices, Inc., SpecTran Corporation and General Photonics, LLC dated December 23, 1996. (Registrant has been granted confidential treatment for portions of this Exhibit.) (Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 8, 1997.)

  10.102 Standstill Agreement among General Cable Industries, Inc., General Cable Corporation and SpecTran Corporation dated as of December 23, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 8, 1997.)

  10.103 Letter amendment to Three Year Multimode Optical Fiber Supply Contract between Corning Incorporated and SpecTran Corporation dated as of January 1, 1996. (Registrant has been granted confidential treatment for portions of this Exhibit.) (Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 8, 1997.)

  10.104 Letter amendment to Employment Agreement between SpecTran Specialty Optics Company and William B. Beck dated April 18, 1996. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 8, 1997.)

  10.105 Cross-Indemnity Agreement between SpecTran Corporation and Allen & Company Incorporated. (Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-19449) effective February 12, 1997.)


  10.106   Common Stock Purchase Warrant issued to Allen & Company Incorporated.


  11.1     Schedule of Earnings Per Share Calculation.

  21.0     Subsidiaries.

----------
* Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 2-83172) effective June 2, 1983.

                              SpecTran Corporation

                                    Form 10-K

                           Items 8, 14 (a) (1) and (2)

             Index to Consolidated Financial Statements and Schedule

The following consolidated financial statements of the registrant required to be included in Item 8 and 14 (a) (1) are listed below:

                                                                     Page
                                                                     ----

Independent Auditors' Report                                          F-2
Financial Statements:
   Consolidated Balance Sheets as of December 31, 1996 and 1995       F-3
   Consolidated Statements of Operations for the Years Ended
      December 31, 1996, 1995 and 1994                                F-4
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1996, 1995 and 1994                                F-5
   Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1996, 1995 and 1994                    F-6
   Notes to Consolidated Financial Statements                   F-7 through F-24

The following financial statement schedule of the registrant is included pursuant to Item 14 (a) (2):

Financial Statement Schedule                                         Page
----------------------------                                         ----

   I. Valuation and Qualifying Accounts                               F-25

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpecTran Corporation as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      KPMG PEAT MARWICK LLP

Boston, Massachusetts
February 18, 1997

                              SpecTran Corporation
                           Consolidated Balance Sheets

                              Dollars in thousands

                             ASSETS (NOTE 8 AND 14)

                                                             1996        1995
                                                           --------    --------
Current Assets:
   Cash and Cash Equivalents                               $  3,565    $  1,625
   Current Portion of Marketable Securities (Note 2)         13,822       4,088
   Trade Accounts Receivable, net of allowance for
      doubtful accounts of $218 and $265 in 1996 and
      1995, respectively                                      7,621       7,799
   Inventories (Note 3)                                       7,254       7,415
   Deferred Income Taxes, net (Note 10)                         791         588
   Prepaid Expenses and Other Current Assets                  1,316         513
                                                           --------    --------

   Total Current Assets                                      34,369      22,028
                                                           --------    --------

Investment in Joint Venture (Note 14)                         4,135        --

Property, Plant and Equipment, net (Note 4)                  17,890      10,290

Other Assets:
   Long-term Marketable Securities (Note 2)                   1,595       1,133
   License Agreements, net (Note 5)                             804       1,004
   Deferred Income Taxes, net (Note 10)                         814       1,652
   Goodwill, net (Note 6)                                       950       4,156
   Other Long-Term Assets (Note 13)                           1,899         102
                                                           --------    --------
   Total Other Assets                                         6,062       8,047
                                                           --------    --------
        Total Assets                                       $ 62,456    $ 40,365
                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities (Note 14):

   Accounts Payable                                        $  3,763    $  2,762
   Income Taxes Payable                                         301         225
   Accrued Defined Benefit Pension Liability (Note 13)        1,461         118
   Accrued Liabilities (Note 7)                               4,528       2,964
                                                           --------    --------

   Total Current Liabilities                                 10,053       6,069
                                                           --------    --------

Long-term Debt (Note 8)                                      24,000      10,000
                                                           --------    --------

Stockholders' Equity (Note 9 and 15):

   Common Stock, voting, $.10 par value;
     authorized 20,000,000 shares; outstanding
     5,400,071 shares and 5,353,686 shares
     in 1996 and 1995, respectively                             540         535
   Common Stock, non-voting, $.10 par value;
     authorized 250,000 shares, no shares outstanding          --          --
   Paid-in Capital                                           26,884      26,443
   Net Unrealized Loss on Marketable Securities (Note 2)        (16)        (22)
   Retained Earnings (Deficit)                                  995      (2,660)
                                                           --------    --------

   Total Stockholders' Equity                                28,403      24,296
                                                           --------    --------

        Total Liabilities and Stockholders' Equity         $ 62,456    $ 40,365
                                                           ========    ========

          See accompanying notes to consolidated financial statements.

                              SpecTran Corporation
                      Consolidated Statements of Operations

                  Dollars in thousands except per share amounts

                                                  Years Ended December 31,
                                             ----------------------------------
                                               1996         1995         1994
                                             --------     --------     --------

Net Sales (Note 11)                          $ 61,571     $ 38,581     $ 26,926
Cost of Sales                                  39,196       25,520       19,303
                                             --------     --------     --------

   Gross Profit                                22,375       13,061        7,623

Selling and Administrative Expenses            13,641        9,669        6,319
Research and Development Costs                  3,132        2,827        1,974
                                             --------     --------     --------

Income (Loss) from Operations                   5,602          565         (670)
                                             --------     --------     --------
Other Income (Expense):
   Interest Income                                226          328          327
   Interest Expense                              (471)        (626)        (303)
   Other, Net                                     180          510          159
                                             --------     --------     --------

   Other Income (Expense), net                    (65)         212          183
                                             --------     --------     --------

Income (Loss) before Income Taxes               5,537          777         (487)
Income Tax Expense (Note 10)                    1,882          235         --
                                             --------     --------     --------

Net Income (Loss)                            $  3,655     $    542     $   (487)
                                             ========     ========     ========

Weighted Average Number of Common
   Shares Outstanding                           5,926        5,583        5,203
                                             ========     ========     ========

Net Income (Loss) per Common Share           $    .62     $    .10     $   (.09)
                                             ========     ========     ========

          See accompanying notes to consolidated financial statements.

                              SpecTran Corporation
                      Consolidated Statements of Cash Flows
                              Dollars in thousands

                                                                      Years Ended December 31,
                                                                  --------------------------------
                                                                    1996        1995        1994
                                                                  --------    --------    --------
Cash Flows from Operating Activities:
    Net income (loss)                                             $  3,655    $    542    $   (487)
    Reconciliation of net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                3,071       2,338       1,686
        Loss (gain) on sale of assets                                 --             8           4
        Loss on sale of marketable securities                         --            17        --
        Changes in valuation accounts                                 (380)       (632)        265
        Change in long-term deferred income taxes                    1,118         576      (1,384)
        Change in other long-term assets                              (344)       (110)         (6)
    Changes in assets and liabilities, net of effects from
    purchase of businesses:
        Current deferred income taxes                                  (83)       (339)        967
        Accounts receivable                                         (2,136)       (409)       (467)
        Inventories                                                 (3,742)     (2,501)      1,137
        Prepaid expenses and other current assets                      (50)       (260)         87
        Income taxes payable/receivable                               (150)        716        (695)
        Accounts payable and accrued liabilities                     3,606       1,854         (59)
                                                                  --------    --------    --------

 Net Cash Provided by Operating Activities                           4,565       1,800       1,048
                                                                  --------    --------    --------

 Cash Flows from Investing Activities:
    Sale of Assets of Applied Photonic Devices                       5,278        --          --
    Acquisition of businesses                                         --        (3,822)     (6,662)
    Acquisition of property, plant and equipment                   (11,100)     (2,540)     (2,500)
    Purchase of marketable securities                              (29,658)    (10,894)     (3,178)
    Proceeds from sale/maturity of marketable securities            19,458      11,839       3,137
    Proceeds from sale of equipment                                   --             5        --
    Investment in joint venture                                       (354)       --          --
                                                                  --------    --------    --------

 Net Cash Used in Investing Activities                             (16,376)     (5,412)     (9,203)
                                                                  --------    --------    --------

 Cash Flows from Financing Activities:
    Borrowings of long-term debt                                    28,000       4,760       5,240
    Reduction of debt                                              (14,000)       --          (367)
    Tax effect of disqualifying disposition of ISO shares              117        --           120
    Proceeds from exercise of stock options and warrants               329        --           101
    Deferred financing costs                                          (695)       --          --
                                                                  --------    --------    --------

 Net Cash Provided by Financing Activities                          13,751       4,760       5,094
                                                                  --------    --------    --------

 Increase (Decrease) in Cash and Cash Equivalents                    1,940       1,148      (3,061)
 Cash and Cash Equivalents at Beginning of Year                      1,625         477       3,538
                                                                  --------    --------    --------

 Cash and Cash Equivalents at End of Year                         $  3,565    $  1,625    $    477
                                                                  ========    ========    ========

          See accompanying notes to consolidated financial statements.

                              SpecTran Corporation
                 Consolidated Statements of Stockholders' Equity
              For the Years Ended December 31, 1996, 1995 and 1994
                              Dollars in thousands

                                                                              Net
                                                                           Unrealized
                                                                            Gain(Loss)
                                            Common Stock                       on        Retained      Total
                                        ---------------------    Paid-in    Marketable   Earnings   Stockholders'
                                          Shares    Par Value    Capital    Securities   (Deficit)     Equity
                                        ---------   ---------   ---------   ---------    ---------    ---------
Balance at December 31, 1993            5,165,075   $     517   $  25,812        --      $  (2,715)   $  23,614

   Exercise of Stock Options
   (Note 9)                                42,334           3          96        --           --             99
   Tax Effect of Disqualifying
     Disposition of ISO
     Shares (Note 10)                        --          --           120        --           --            120
   Unrealized Loss on
      Marketable Securities                  --          --          --          (242)        --           (242)
   Net Loss                                  --          --          --          --           (487)        (487)
                                        ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1994            5,207,409         520      26,028        (242)      (3,202)      23,104

   Exercise of Stock Options
   (Note 9)                                 1,833        --             7        --           --              7
   Issuance of Shares in
     Connection with
     Acquisition (Note 14)                144,444          15         408        --           --            423
   Unrealized Gain on
     Marketable Securities                   --          --          --           220         --            220
   Net Income                                --          --          --          --            542          542
                                        ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1995            5,353,686         535      26,443         (22)      (2,660)      24,296

   Exercise of Stock Options
   (Note 9)                                46,385           5         324        --           --            329
   Tax Effect of Disqualifying
      Disposition of ISO shares              --          --           117        --           --            117
      (Note 10)
   Unrealized Gain on
     Marketable Securities                   --          --          --             6         --              6
   Net Income                                --          --          --          --          3,655        3,655
                                        ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1996            5,400,071   $     540   $  26,884   $     (16)   $     995    $  28,403
                                        =========   =========   =========   =========    =========    =========

          See accompanying notes to consolidated financial statements.

                              SPECTRAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business

     SpecTran Corporation (the "Company") develops, manufactures and markets a wide range of fiber optic products. These include multimode and single-mode optical fiber and cable for use in data communications and telecommunications applications. The Company also develops special performance fibers, coatings, cables, cable assemblies and other value-added products for use in a variety of specialty markets.

Principles of Consolidation and Basis of Accounting

     The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries: SpecTran Communication Fiber Technologies, Inc., SpecTran Specialty Optics Company and Applied Photonic Devices, Inc. In December 1996 the Company announced the formation of General Photonics LLP, a 50-50 joint venture between the Company and General Cable Corporation ("General Cable"), a subsidiary of Wassall plc. The Company sold certain of the assets of Applied Photonic Devices, Inc. to General Cable and then contributed the remaining non-cash assets of APD to General Photonics for a 50% equity interest. (See Note 14). General Photonics will be accounted for as an unconsolidated subsidiary under the equity method of accounting pursuant to which the Company will record its 50% interest in its net operating results. Prior to the formation of General Photonics, APD's results of operations, including net sales and expenses, were consolidated with those of the Company. All significant intercompany balances and transactions have been eliminated.

     Management uses estimates and assumptions in preparing the financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the reported revenue and expenses. Actual results may vary from the estimates.

     Certain 1995 and 1994 balances have been reclassified to be consistent with the current year's presentation.

Revenue Recognition

     Sales revenues are recognized upon shipment of goods. Customers generally have the right to return for replacement any goods which do not meet the customer's purchase order specifications. Sales revenues and cost of sales as reported in the consolidated statements of operations are adjusted to reflect estimated returns and warranty costs.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

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

     Supplemental disclosure of cash flow information includes cash paid during the year for (in thousands):

                                          1996          1995          1994
                                         ------        ------        ------
     Interest                            $  780        $  510        $  239
     Income Taxes                         1,044           100           560

Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Machinery and equipment assembled by the Company are valued at the cost of component parts purchased, plus the approximate labor and overhead costs to the Company. Significant renewals and betterments are capitalized. The cost of maintenance and repairs is charged to income as incurred. Repairs and maintenance costs amounted to $1.5 million, $1.0 million and $697,000 in 1996, 1995 and 1994, respectively.

     Depreciation is provided by the straight-line method. The principal annual rates of depreciation are:

     Buildings and building improvements..................4%
     Machinery and equipment.......................20% to 33-1/3%

     Depreciation expense of property, plant and equipment amounted to $2.5 million, $1.9 million and $1.4 million in 1996, 1995 and 1994, respectively.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

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

License Agreement and Other Assets

     The total cost of the license agreement obtained in 1991 is being amortized and charged to expense based on a ten year life. Amortization expense amounted to $201,000 for 1996, 1995 and 1994. Deferred financing costs are amortized and charged to expense over the lives of the related debt. Patents are being amortized over a seventeen year life.

Single-mode Fiber Manufacturing Development Costs

     Manufacturing development costs are expensed as incurred. In addition to Research and Development expenses for single-mode fiber, there were manufacturing development start-up costs relating to single-mode fiber of approximately $1.8 million in 1995 and $2.0 million in 1994, respectively, that were included in cost of sales. There were no manufacturing development start-up costs relating to single-mode fiber in 1996.

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

Income (Loss) per Share of Common Stock

     Income (loss) per share of common stock as computed is based on the weighted average number of shares outstanding during the periods, including common stock equivalents of stock

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

purchase warrants and stock options. For 1994, the stock purchase warrants and stock options have not been included in the computation of loss per share since the effect would be antidilutive. Fully diluted income per share approximates primary income per share for all periods presented.

Financial Instruments

     Financial instruments of the Company consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, bank loan and senior secured notes. The carrying amounts of these financial instruments approximate their fair value.

Stock-Based Compensation

     Statement of Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

2 - Marketable Securities

     A summary of marketable securities available for sale for the years ended December 31, 1996 and 1995 is as follows (in thousands):

                                                                         Quoted
                            Purchase Amortized  Unrealized  Unrealized   Market
                             Price     Cost        Gains       Losses    Value
                            -------   -------     -------     -------   -------
1996
Money Market                $ 4,715   $ 4,715     $  --       $  --     $ 4,715
U.S. Government and
  Agency Obligations            902       900        --            12       888
Corporate Debt Securities       860       859        --             3       856
Commercial Paper              8,959     8,959        --             1     8,958
                            -------   -------     -------     -------   -------
Total                       $15,436   $15,433     $  --       $    16   $15,417
                            =======   =======     =======     =======   =======

1995
Mutual Funds                $ 1,190   $ 1,190     $  --       $  --     $ 1,190
U.S. Government and
  Agency Obligations          3,925     3,923           2          32     3,893
Corporate Equities              130       130           8        --         138
                            -------   -------     -------     -------   -------
Total                       $ 5,245   $ 5,243     $    10     $    32   $ 5,221
                            =======   =======     =======     =======   =======

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


In November, 1995, the Company received 5,119 shares of stock, with a value of $130,000, as a result of the conversion of State Mutual Life Assurance Company of America, the Company's health insurer, from a mutual company to a stock company. This stock was sold in 1996.

The amortized cost and estimated market value of debt securities are shown below (in thousands):

                                      1996                       1995
                             ------------------------   ------------------------
                             Amortized     Quoted       Amortized     Quoted
                                Cost     Market Value     Cost      Market Value
                             ---------   ------------   ---------   ------------
Expected Maturities:
   Within one year              $592         $588         $2,917      $2,894
   One to five years           1,167        1,156          1,006         999

Proceeds from sales of marketable securities during 1996 and 1995 were $1 million and $1.5 million, respectively. Pretax losses of $19,000 for 1996 and $17,000 for 1995 were recognized on these sales.

3 - Inventories

     Inventories consisted of (in thousands):

                                                      December 31,
                                                 ---------------------
                                                  1996           1995
                                                 ------         ------
          Raw Materials                          $3,677         $3,132
          Work in Process                         1,209          1,508
          Finished Goods                          2,368          2,775
                                                 ------         ------
                                                 $7,254         $7,415
                                                 ======         ======

4 - Property, Plant and Equipment

     Property, plant and equipment consisted of (in thousands):

                                                            December 31,
                                                       ----------------------
                                                         1996           1995
                                                       -------        -------

Land and Land Improvements                             $   937        $   408
Buildings and Improvements                               3,840          3,729
Machinery and Equipment                                 19,213         17,229
Construction in Progress                                 8,611          1,641
                                                       -------        -------
                                                        32,601         23,007
Less:  Accumulated Depreciation                         14,711         12,717
                                                       -------        -------
Property, Plant and Equipment, net                     $17,890        $10,290
                                                       =======        =======

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     The Company has plans for capacity expansion requiring significant capital expenditures through approximately the end of 1997. Planned expenditures for capacity expansion include approximately $32.0 million for SpecTran Communication and approximately $9.0 million for SpecTran Specialty.

5 - License Agreements

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

     In January, 1991, the Company entered into a new fiber manufacturing license agreement with Corning which expanded and extended the original 1983 agreement. The new agreement gives SpecTran the ability to increase substantially its fiber production using Corning's United States patents, providing for an immediate considerable increase in licensed fiber eligible for manufacture by SpecTran in 1991, with further annual increases through the year 2000. The Company paid a $2 million fee for the new license agreement in four semiannual installments of $500,000, beginning in January, 1991. The license obtained from Corning is limited, non-assignable, non-exclusive and royalty-bearing, to make, use and sell optical fiber under certain of Corning's United States patents owned or filed for on or before January 1, 1996. The license has a term equal to the life of the last to expire of the Corning or Company patents licensed under the agreement. Corning has the right to terminate the license in the event that more than 30% of the Company's voting stock is acquired, directly or indirectly, by another manufacturing company. The Company granted to Corning a non-exclusive royalty-free license for any United States patents filed for on or before January 1, 1996 related to optical fiber. The Company believes that its manufacturing and sale of single-mode fiber is not subject to the Corning license agreement.

     At December 31, 1996, the Company or its subsidiaries had a non-assignable, non-exclusive, unlimited, royalty-bearing license from Lucent Technologies Inc. ("Lucent"), formerly AT&T Technologies, Inc. and a non-exclusive, royalty-bearing license granted by Sumitomo Electric Industries, Ltd. to make, use and sell optical fibers under certain patents owned by those companies. No payments are required under these licenses other than royalty payments.

     During 1996, approximately 36% and 62% of the Company's net sales, respectively, were subject to the Corning and Lucent licenses. During 1995, approximately 43% and 61% of the Company's net sales, respectively, were subject to the Corning and Lucent licenses. The Corning license contains certain annual quantity limitations which increase annually through the year 2000.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     Total royalties expensed during the years ended December 31, 1996, 1995 and 1994 were $2.3 million, $1.6 million and $1.5 million, respectively.

6 - Goodwill

     Goodwill consisted of (in thousands):

                                                         December 31,
                                                    ----------------------
                                                      1996           1995
                                                    -------        -------

     Goodwill                                       $ 1,181        $ 4,435
     Less Accumulated Amortization                     (231)          (279)
                                                    -------        -------
                                                    $   950        $ 4,156
                                                    =======        =======

7 - Accrued Liabilities

         Accrued liabilities consisted of (in thousands):

                                                           December 31,
                                                      ---------------------
                                                       1996           1995
                                                      ------         ------

     Salaries and Wages                               $  827         $  436
     Royalties                                         1,149            889
     Health Insurance                                    514            411
     Incentive Compensation                            1,451            503
     Other                                               587            725
                                                      ------         ------
                                                      $4,528         $2,964
                                                      ======         ======

8 - Long-Term Debt

     Long-term debt consisted of (in thousands):

                                                                  December 31,
                                                               -----------------
                                                                 1996      1995
                                                               -------   -------

Revolving credit loan facility at the lower of prime or
   LIBOR plus 1.5%, repaid in April 1996                       $  --     $10,000
Series A Senior Secured Notes at 9.24% interest                 16,000      --
Series B Senior Secured Notes at 9.39% interest                  8,000      --
                                                               -------   -------
              Total                                            $24,000   $10,000
                                                               =======   =======

     In December 1996, the Company sold to a limited number of selected institutional investors an aggregate principal amount of $24.0 million of senior secured notes (the "Notes"), consisting of $16.0 million of 9.24% interest Series A Senior Secured Notes due December 26, 2003 (the "Series A Notes") and $8.0 million of 9.39% interest Series B Senior Secured Notes due December 26, 2004 (the "Series B Notes"). Interest on the Notes is

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


payable semi-annually, with five equal annual principal repayments required beginning December 26, 1999 for Series A Notes and December 26, 2000 for Series B Notes. The Notes constitute senior secured debt of the Company secured by a first priority security interest in substantially all of the assets of the Company and all current and hereinafter created or acquired subsidiaries, a pledge by the Company of the issued and outstanding stock of its subsidiaries and mortgages on real estate owned by the Company's subsidiaries. The Company's obligations are also guaranteed by the Company's subsidiaries and rank on an equal basis with all other senior secured indebtedness of the Company. The Notes also provide for certain financial and non-financial covenants usual for this type of transaction. The Company used approximately $14.0 million from the sale of the Notes to repay all outstanding indebtedness and restructured its existing $22.0 million of total borrowing capacity with its principal bank, composed of a $14.5 million revolving credit agreement and $7.5 million in equipment and real estate term loans, into a $20.0 million revolving credit agreement, maturing December 1999, with the same security interest in the Company's assets as the Notes. The Company has the option to select from time to time the interest rate on the revolving credit agreement at either the LIBOR rate plus 1.5% or Fleet Bank's prime rate provided that, under certain circumstances, Fleet Bank may deem that the LIBOR rate is not available. As of December 31, 1996 the Company had no borrowing against the revolving credit agreements.

9 - Stockholders' Equity

(a)  Warrants

     As part of an agreement entered into in September, 1990 with Allen & Company, Incorporated (Allen), warrants to purchase 350,000, 30,000 and 20,000 shares of SpecTran voting common stock at an exercise price of $2.00 through August 14, 1999, were issued to Allen, Richard A.M.C. Johnson, who retired as a director of the Company in 1996, and Patrick E. Brake, a former director of the Company, respectively. At December 31, 1996 Allen owned none of the Company's outstanding stock; if the entire Allen warrant were exercised, Allen would own approximately 6.1% of the Company's outstanding stock. In June, 1992 the Johnson warrant was exercised and in January, 1993 the Brake warrant was exercised. For related subsequent event, see Note 15.

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

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     Under its provisions, no options were to be issued under the Incentive Stock Option Plan adopted in November, 1981 (Old Plan) after the plan reached its tenth anniversary. During the year ended December 31, 1991, a new Incentive Stock Option Plan (New Plan) was adopted. The terms of the New Plan are identical to those of the Old Plan except that (1) the number of shares eligible for issuance is 625,490, (2) provision is made for the non-discretionary grant of nonqualified options to directors who are not full-time employees of the Company or any subsidiary ("outside directors") and (3) provision is made for all outstanding options to vest upon the occurrence of a change in control (as defined in the New Plan).

     At the Company's Annual meeting in 1996, the holders of Common Stock approved an amendment to the New Plan increasing the number of shares of Common Stock reserved for issuance by 250,000.

     Activity in the plans for the years ended December 31, 1996, 1995 and 1994 is summarized below (in thousands except per share amounts):

                                       Shares
                                      Available             Shares Under Option
                                     for Option   Shares            Price          Amount
                                     ----------   -------    ------------------    ------
Balance at December 31, 1993           123,625    347,239    $1.188 -   $22.250    $2,935

   Increase in Shares Reserved         255,000         --       --        --        --
   Options Granted                    (125,600)   125,600    $4.750 -    $8.870       831
   Options Exercised                        --    (42,334)   $1.375 -    $3.370      (101)
   Options Forfeited                    19,234    (19,234)   $3.375 -   $22.250      (228)
                                       -------    -------    --------   -------    ------

Balance at December 31, 1994           272,259    411,271    $1.188 -   $22.250     3,437

   Options Granted                    (139,750)   139,750    $5.375 -    $5.500       733
   Options Exercised                        --     (1,833)   $3.375 -    $4.750        (6)
   Options Forfeited                     5,700     (5,700)   $6.000 -   $22.250       (57)
                                       -------    -------    --------   -------    ------

Balance at December 31, 1995           138,209    543,488    $1.375 -   $22.250     4,107

   Increase in Shares Reserved         250,000         --        --       --        --
   Options Granted                    (165,500)   165,500    $5.500 -   $21.750     2,594
   Options Exercised                        --    (46,385)   $1.375 -   $15.250      (329)
   Options Forfeited                    11,900    (11,900)   $3.375 -   $15.250      (100)
                                       -------    -------    --------   -------    ------

Balance at December 31, 1996           234,609    650,703    $1.375 -   $22.250    $6,272
                                       =======    =======    ========   =======    ======


                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     As of December 31, 1996, options for 356,591 shares were vested and exercisable at an aggregate exercise amount of $2.9 million ($8.20 per share).

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its fixed stock options plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of FASB Statement 123, the Company's net income and earnings per share for the year ended December 31, 1996 would have been reduced to the pro forma amounts indicated below:

                                                   1996      1995
                                                 -------   -------
          Net income (in thousands):
             As reported                         $ 3,655   $   542
             Pro forma                           $ 3,340   $   233

          Net income per  share
             As reported                         $   .62   $   .10
             Pro forma                           $   .56   $   .04

The fair value of options granted under the Company's fixed stock option plan during 1996 and 1995 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 64%, risk free interest rate of 7%, and expected life of five years.

10 - Income Taxes

     Income tax expense attributable to income (loss) from operations differs from the computed expected tax expense (benefit) determined by applying the federal income tax rate of 34 percent as follows (in thousands):

                                                      1996      1995      1994
                                                    -------   -------   -------
Computed expected tax expense (benefit) at 34%      $ 1,883   $   264   $  (165)
   State income taxes, net of federal effect
     and change in valuation allowance                  298        81       (31)
   Research and experimentation credits                --         244      (244)
   Goodwill amortization                                 74        50      --
   Increase (decrease) in valuation allowance for
     deferred income taxes                             (400)     (437)      417
   Other                                                 27        33        23
                                                    -------   -------   -------
                                                    $ 1,882   $   235   $  --
                                                    =======   =======   =======

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     Total income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 was allocated as follows (in thousands):

                                                    1996       1995       1994
                                                  -------    -------    -------
Income tax expense (benefit) attributable to:

  Income from operations                          $ 1,882    $   235    $  --
  Stockholders' equity, for
     compensation expense for tax purposes
     from the disqualifying disposition of
     stock options                                   (117)      --         (120)
                                                  -------    -------    -------

                                                  $ 1,765    $   235    $  (120)
                                                  =======    =======    =======

     Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

                                                Current    Deferred     Total
                                               --------    --------    --------
Year ended December 31, 1996:
   Federal                                     $    687    $    668    $  1,355
   State                                            560         (33)        527
                                               --------    --------    --------

                                               $  1,247    $    635    $  1,882
                                               ========    ========    ========

Year ended December 31, 1995:
   Federal                                     $    277    $   (120)   $    157
   State                                            158         (80)         78
                                               --------    ---------   --------

                                               $    435    $   (200)   $    235
                                               ========    ========    ========

Year ended December 31, 1994:
   Federal                                     $     --    $     27    $     27
   State                                             --         (27)        (27)
                                               --------    --------    --------

                                               $     --    $     --    $     --
                                               ========    ========    ========

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


The significant components of deferred income tax expense (benefit) attributable to income from operations for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                    1996       1995       1994
                                                  -------    -------    -------

Deferred tax expense (benefit) (exclusive
  of the effects of other components
  listed below)                                   $ 1,035    $   237    $  (417)

Increase (decrease) in valuation
  allowance for deferred income taxes                (400)      (437)       417
                                                  -------    -------    -------

Deferred income tax expense (benefit)
  attributable to income from operations          $   635    $  (200)   $  --
                                                  =======    =======    =======

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                              1996        1995
                                                            -------     -------
Deferred tax assets:

   Accounts receivable                                      $   125     $   115
   Inventories                                                  536         433
   Accrued liability - compensation related expense             115         122
   Accrued liability - pension                                  219         121
   Other nondeductible reserves and accruals                      9         (49)
   Fixed assets                                                --           (27)
   Net operating loss carryforward benefit                      204         998
   Credit carryforwards benefit                               1,583       1,657
                                                            -------     -------

     Total gross deferred tax assets                          2,791       3,370
     Less valuation allowance                                  (630)     (1,030)
                                                            -------     -------

     Net deferred tax assets                                  2,161       2,340

Deferred tax liabilities                                       (556)       (100)
                                                            -------     -------

Net deferred tax assets                                       1,605       2,240

Less current portion                                            791         588
                                                            -------     -------

Long-term deferred tax asset                                $   814     $ 1,652
                                                            =======     =======

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     The valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was $630,000 and $1 million, respectively. Based on the Company's level of net income and projected future earnings, the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized in the future. During 1996, the portion of the deferred tax asset which is expected to be realized increased from 1995; therefore, the Company reduced its valuation allowance by $400,000. The remaining valuation allowance relates primarily to the risk that a portion of the tax credit carryforwards will not be used before they expire.

     At December 31, 1996, the Company had the following income tax credits available to offset future income taxes (in thousands):

                                                      Amount          Expires
                                                      ------          -------

Federal Investment Tax Credits                          $841         1997-2001
Alternative Minimum Tax Credit                           742         Indefinite

11 - Major Customers

     The approximate net product sales by the Company to customers accounting for 10% or more of total net annual sales are as follows (in thousands):

                            1996               1995               1994
                            ----               ----               ----
   Customer               Amount    %        Amount     %       Amount     %
   --------               ------    -        ------     -       ------     -

       A                  $7,902    13       $5,040    13       $4,034    15
       B                                      4,153    11        5,077    19
       C                                                         2,592    10

Substantially all of the Company's business is to customers in the telecommunications and data communications industries. International sales, primarily in Asia and Europe, accounted for 25%, 22% and 11% of total sales in 1996, 1995 and 1994, respectively.

12 - Commitments

     SpecTran Specialty Optics Company leases office and production facilities under leases through February 18, 1997 which have been extended through August 18, 1997. SpecTran Communication Fiber Technologies, Inc. leases office space under a lease through June 30, 1997. The scheduled rental payments required under these operating leases for 1997 are $169,000. The Company has no lease commitments after 1997. Lease commitments of APD were assumed by General Photonics LLC.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     Total rent expense for the years ended December 31, 1996, 1995 and 1994 was $634,000, $364,000 and $242,000, respectively. A portion of the total rent expense for 1996 and 1995 was for APD, since its acquisition in May, 1995.

13 - Employee Benefit Plans

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

     The Company had an unrecognized net gain in 1996 as compared to an unrecognized net loss in 1995, which was due to a change in the discount rate to 7.0% in 1995 from 8.5% in 1994 as a result of declining interest rates. The discount rate for 1996 was increased to 7.5% based on current interest rates. The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995.

     Actuarial present value of benefit obligations (in thousands):

                                                               1996       1995
                                                             -------    -------

        Vested benefit obligation                            $   803    $   613
                                                             =======    =======
        Accumulated benefit obligation                       $   901    $   751
                                                             =======    =======
        Projected benefit obligation                         $ 1,650    $ 1,437
     Plan assets at fair value - primarily mutual funds        1,195        912
                                                             -------    -------
     Projected benefit obligation in excess of plan assets       455        525
     Unrecognized net gain (loss)                                 36       (163)
     Unrecognized net obligation at January 1, 1991
         being recognized over 17.4 years                       (197)      (244)
                                                             -------    -------
     Accrued pension cost                                    $   294    $   118
                                                             =======    =======

     Net pension cost for 1996 and 1995 included the following components:

                                                            1996      1995
                                                           -----     -----
     Service cost - benefits earned during period          $ 289     $ 151
     Interest cost on projected benefit obligation           103        66
     Actual return on assets                                (129)     (186)
     Net amortization and deferral                            65       146
                                                           -----     -----
     Net pension cost                                      $ 328     $ 177
                                                           =====     =====

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     Assumptions used in the accounting as of December 31 were as follows:

                                                           1996       1995
                                                          ------     ------
     Discount rate                                          7.5%       7.0%
     Rates of increase in compensation levels               5.0%       5.0%
     Expected long-term rate of return on assets            8.5%       8.5%

     b) Supplemental Retirement Agreements

     The Company entered into supplemental retirement agreements with five executive officers in 1996. These agreements provide benefits based on years of service and average eligible pay for executives. The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995.

     Actuarial present value of benefit obligations (in thousands):

                                                                    1996
                                                                   -------

        Vested benefit obligation                                  $     0
                                                                   =======
        Accumulated benefit obligation                             $ 1,170
                                                                   =======
        Projected benefit obligation                               $ 1,398
     Unrecognized prior service cost                               $(1,096)
                                                                   -------
     Accrued pension cost                                          $   302
                                                                   =======

     Net pension cost for 1996 and 1995 included the following components:

                                                              1996       1995
                                                              ----       ----

Service cost - benefits earned during period                  $116       $--
Interest cost on projected benefit obligation                   84        --
Net amortization and deferral                                    2        100
                                                              ----       ----
Net pension cost                                              $202       $100
                                                              ====       ====

     Assumptions used in the accounting as of December 31 were as follows:

                                                                   1996
                                                                   ----

          Discount rate                                             7.0%
          Rates of increase in compensation levels                  5.0%
          Expected long-term rate of return on assets               8.5%
          COLA increase                                             3.5%

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     c) Defined Contribution Pension Plan

     The Company sponsors a defined contribution pension plan covering substantially all of its employees. Contributions to the plan are discretionary and amounted to $361,000, $83,000 and $114,000 in 1996, 1995 and 1994,
respectively.

     d) Directors Retirement Plan

     In December, 1995 the Company adopted a Directors Retirement Plan which provides for retirement benefits for all outside directors with five full calendar years of service as of the later of age 70 or the date of actual retirement as a director. There was no expense in 1996 to provide for past service costs.

     e) Bonus Plans

     The Company sponsors an Employee Profit Sharing Plan covering all employees. The Company also sponsored a transitional plan covering key employees in 1995 and adopted a Key Employee Incentive Plan in 1996 which replaced an Income Growth Incentive Plan in 1994. These plans provide for the payment of bonuses if certain performance objectives are obtained. Bonuses of $1.4 million, $380,000 and $331,000, respectively, were charged to operations in 1996, 1995 and 1994.

14 - Acquisitions/Joint Venture

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

     Goodwill of $3.3 million resulted from the purchase and is being amortized over 15 years. Amortization expense amounted to $217,000 and $127,000 in 1996 and 1995, respectively.

     In December 1996, the Company announced the formation of General Photonics, a 50-50 joint venture between the Company and General Cable, a subsidiary of Wassall plc. General Cable purchased certain assets of the Company's optical fiber cable subsidiary, APD, for approximately $6.0 million (subject to adjustment) and then contributed them to General Photonics for a 50% equity interest.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


APD contributed its remaining assets to General Photonics in exchange for its 50% equity interest. The net assets, including goodwill, of General Photonics totaled $10.2 million at December 31, 1996. The Company will account for its interest in the joint venture under the equity method and no gain or loss has been recognized as a result of this transaction.

     The following pro forma statement of operations for the year ended December 31, 1996 presents the results of operations as if the Company had entered into the joint venture as of January 1, 1996 (in thousands):

Statements of Operations (unaudited)

                                                                1996
                                                               -------

          Sales                                                $51,413
          Cost of Sales                                         31,977
                                                               -------
          Gross Profit                                          19,436
          Operating Expenses                                    14,632
          Equity in Earnings of Joint Venture                      530
          Other Income                                             297
                                                               -------
          Income Before Taxes                                    5,631
          Income Tax Expense                                     1,915
                                                               -------
          Net Income                                           $ 3,716
                                                               =======

          Net Income per Share of Common Stock                 $   .63
                                                               =======

          Weighted Average shares outstanding                    5,926

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

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


15 - Subsequent Event

     On February 18, 1997 the Company completed a secondary public offering of 1,500,000 shares of common stock at a price of $19.00 per share. Of the 1,500,000 shares, 1,300,000 were sold by the Company and 200,000 by Allen & Company, a selling stockholder. The following table sets forth the stockholders' equity of the Company as of December 31, 1996 on a pro forma basis to reflect
(i) the sale of 1,300,000 shares of common stock offered by the Company at a public offering price of $19.00 and (ii) the exercise by the selling stockholder of its warrant to purchase 200,000 shares of common stock at an exercise price of $2.00 per share.

                                                             December 31, 1996
                                                            Actual    Pro Forma
                                                           --------   ---------
                                                              (in thousands)
Stockholders' Equity:
Common Stock, voting, $.10 par value; authorized
   20,000,000 shares; 5,400,071 outstanding;
   6,900,071 (pro forma)                                   $    540    $    690
Common Stock, non-voting, $.10 par value; authorized
   250,000 shares; non issued                                  --          --
Paid-in Capital                                              26,884      49,952
Net Unrealized Loss on Marketable Securities                    (16)        (16)
Retained Earnings                                               995         995
                                                           --------    --------
Total Stockholders' Equity                                 $ 28,403    $ 51,621
                                                           ========    ========

16 - Quarterly Financial Information (unaudited)
In thousands of dollars except per share data

Quarters                           First       Second        Third       Fourth
--------------------------------------------------------------------------------

1996
Net Sales                         $13,473      $15,281      $16,161      $16,656
Gross Profit                        4,756        5,318        6,220        6,081
Net Income                            684          833        1,007        1,131
Net Income per Share                  .12          .14          .17          .19

1995
Net Sales                         $ 7,965      $ 9,099      $ 9,971      $11,546
Gross Profit                        2,894        2,841        3,359        3,967
Net Income                             83            8          179          272
Net Income per Share                  .02         --            .03          .05

                              SPECTRAN CORPORATION

                 Schedule I - Valuation and Qualifying Accounts
              For the Years Ended December 31, 1996, 1995 and 1994
                              Dollars in Thousands

            Column A                Column B    Column C   Column D    Column E
            --------                --------    --------   --------    --------
                                    Balance at  Additions               Balance
                                    Beginning  Charged to               at End
           Description              of Period   Expenses   Deductions  of Period
           -----------              ---------   --------   ----------  ---------

For the Year Ended December 31, 1996:

 Allowance - Net Deferred Tax Asset  $  1,030   $   --      $    400    $    630
                                     ========   ========    ========    ========

 Allowance for Doubtful Accounts     $    265   $           $     47    $    218
                                     ========   ========    ========    ========

 Allowance for Obsolete Inventory    $    467   $   --      $    194    $    273
                                     ========   ========    ========    ========


For the Year Ended December 31, 1995:

 Allowance - Net Deferred Tax Asset  $  1,467   $   --      $    437    $  1,030
                                     ========   ========    ========    ========

 Allowance for Doubtful Accounts     $    124   $    141    $   --      $    265
                                     ========   ========    ========    ========

 Allowance for Obsolete Inventory    $    556   $   --      $     89    $    467
                                     ========   ========    ========    ========


For the Year Ended December 31, 1994:

 Allowance - Net Deferred Tax Asset  $  1,050   $    417    $     --    $  1,467
                                     ========   ========    ========    ========

 Allowance for Doubtful Accounts     $    100   $     82    $     58    $    124
                                     ========   ========    ========    ========

 Allowance for Obsolete Inventory    $    434   $    300    $    178    $    556
                                     ========   ========    ========    ========