Form 10-Q
period 1997-03-31
SPECTRAN CORP
filed 1997-05-14
CIK 718487

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

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


         The number of shares of the registrant's Common Stock outstanding as of April 25, 1997, was 6,903,531.

                         PART I - FINANCIAL INFORMATION
                              SPECTRAN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Dollars in thousands except per share amounts
                                   (unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                              1997        1996
                                                              ----        ----


Net Sales ..............................................   $ 16,228    $ 13,472

Cost of Sales ..........................................      9,686       8,716
                                                           --------    --------


Gross Profit ...........................................      6,542       4,756



Selling and Administrative Expenses ....................      3,982       2,819

Research and Development Costs .........................        781         909
                                                           --------    --------


Income from Operations .................................      1,779       1,028
                                                           --------    --------


Other Income (Expense):
   Interest Income .....................................        276          68
   Interest Expense ....................................       (353)       (186)
   Other, Net ..........................................        (53)         33
                                                           --------    --------

   Other Income (Expense), net .........................       (130)        (85)
                                                           --------    --------


Income before Income Taxes .............................      1,649         943

Income Tax Expense .....................................        567         259
                                                           --------    --------


Income before Equity in Joint Venture ..................      1,082         684

Income from Joint Venture, Net of Income Taxes .........         40        --
                                                           --------    --------


Net Income .............................................   $  1,122    $    684
                                                           ========    ========



Weighted Average Number of Common Shares Outstanding ...      6,623       5,750
                                                           ========    ========


Net Income per Common Share ............................   $    .17    $    .12
                                                           ========    ========


See accompanying notes to these consolidated condensed financial statements.

                              SPECTRAN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              Dollars in thousands


                                                            March 31,December 31
                                                               1997     1996
                                                            --------- ---------
                                                           (unaudited)
ASSETS
Current Assets:
     Cash and Cash Equivalents ............................. $  1,569  $  3,565
     Current Portion of Marketable Securities ..............   30,628    13,822
     Trade Accounts Receivable, net ........................    9,875     7,621
     Inventories ...........................................    7,656     7,254
     Deferred Income Taxes, net ............................      791       791
     Prepaid Expenses and Other Current Assets .............    3,142     1,316
                                                             --------  --------
Total Current Assets .......................................   53,661    34,369

Property, Plant and Equipment, net .........................   21,903    17,890

Other Assets:
     Long-term Marketable Securities .......................    1,968     1,595
     License Agreements, net ...............................      753       804
     Deferred Income Taxes, net ............................      964       814
     Goodwill, net .........................................      930       950
     Investment in Joint Venture ...........................    4,180     4,135
     Other Long-term Assets ................................    1,876     1,899
                                                             --------  --------
     Total Other Assets ....................................   10,671    10,197
                                                             --------  --------
          Total Assets ..................................... $ 86,235  $ 62,456
                                                             ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable ...................................... $  3,656  $  3,763
     Income Taxes Payable ..................................      453       301
     Accrued Liabilities ...................................    5,444     5,989
                                                             --------  --------
     Total Current Liabilities .............................    9,553    10,053

Long-term Debt .............................................   24,000    24,000

Stockholders' Equity:
     Common Stock, voting, $.10 par value; authorized
         20,000,000 shares; outstanding 6,902,196 shares and
         5,400,071 shares in 1997 and 1996, respectively ...      690       540
     Common Stock, non-voting, $.10 par value;
         authorized 250,000 shares; no shares outstanding ..     --        --

     Paid-in Capital .......................................   49,915    26,884
     Net Unrealized Loss on Marketable Securities ..........      (40)      (16)
     Retained Earnings .....................................    2,117       995
                                                             --------  --------
     Total Stockholders' Equity ............................   52,682    28,403
                                                             --------  --------

          Total Liabilities & Stockholders' Equity ......... $ 86,235  $ 62,456
                                                             ========  ========

See accompanying notes to these consolidated condensed financial statements.

                              SPECTRAN CORPORATION
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
                              Dollars in thousands
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                              1997      1996
                                                              ----      ----

Cash Flows from Operating Activities:
Net Income .............................................. $   1,122  $   684
Reconciliation of Net Income to Net Cash Used in
     Operating Activities:
     Depreciation and Amortization ......................       933      706
     Other Non-Cash Charges .............................      (243)     (71)
     Changes in Other Components of Working Capital .....    (4,896)  (1,749)
                                                          ---------  -------
     Net Cash Used in Operating Activities ..............    (3,084)    (430)

Cash Flows from Investing Activities:
     Acquisition of Property,Plant and Equipment ........    (4,848)  (2,065)
     Purchase of Marketable Securities ..................  (119,494)  (6,011)
     Proceeds from Sale/Maturity of Marketable Securities   102,289    7,916
     Investment in Joint Venture ........................       (40)    --
                                                          ---------  -------
     Cash Used in Investing Activities ..................   (22,093)    (160)

Cash Flows from Financing Activities
     Proceeds from Exercise of Stock Options and Warrants        11        2
     Issuance of Stock ..................................    23,170     --
                                                          ---------  -------
     Cash Provided by Financing Activities ..............    23,181        2

Decrease in Cash and Cash Equivalents ...................    (1,996)    (588)
Cash and Cash Equivalents ...............................     3,565    1,625
                                                          ---------  -------

Cash and Cash Equivalents at End of Period .............. $   1,569  $ 1,037
                                                          =========  =======




See accompanying notes to these consolidated condensed financial statements.

                              SPECTRAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.       BASIS OF PRESENTATION

         The financial information for the three months ended March 31, 1997, is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results for the entire year.

     The consolidated results for the three months ended March 31, 1997, include the accounts of SpecTran Corporation (the Company) and its wholly-owned subsidiaries, SpecTran Communication Fiber Technologies, Inc.("SpecTran Communication"), SpecTran Specialty Optics Company ("SpecTran Specialty"), and Applied Photonic Devices, Inc. ("APD"). In December 1996 the Company announced the formation of General Photonics, LLP, a 50-50 joint venture between the Company and General Cable Corporation ("General Cable"), a subsidiary of Wassall plc. The Company sold certain of the assets of APD to General Cable and then contributed the remaining non-cash assets of APD to General Photonics for a 50% equity interest. The investment in General Photonics is accounted under the equity method of accounting pursuant to which the Company records its 50% interest in General Photonics' net operating results. Prior to the formation of General Photonics, APD's results of operations, including net sales and expenses, were consolidated with those of the Company. All significant intercompany balances and transactions have been eliminated.

         These financial statements supplement, and should be read in conjunction with, the Company's audited financial statements for the year ended December 31, 1996, as contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission.


2.       INVENTORIES

         Inventories consisted of (in thousands):

                              March 31, 1997    December 31, 1996
                              --------------    -----------------

     Raw Materials .               $3,932               $3,677
     Work in Process                1,193                1,209
     Finished Goods                 2,531                2,368
                                   ------               ------

                                   $7,656               $7,254
                                   ======               ======


3.       PROPERTY, PLANT & EQUIPMENT

                                                          March 31, December 31,
         Property, plant and equipment consisted of          1997         1996
         (in thousands):                                     ----         ----


         Land and Land Improvements ...................     $   937     $   937
         Buildings and Improvements ...................       3,840       3,840
         Machinery and Equipment ......................      22,930      19,213
         Construction in Progress .....................       9,742       8,611
                                                            -------     -------
                                                             37,449      32,601
         Less Accumulated Depreciation and Amortization      15,546      14,711
                                                            -------     -------
                                                            $21,903     $17,890
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


5.       SECONDARY PUBLIC OFFERING OF COMMON STOCK

         On February 18, 1997 the Company completed a secondary public offering of 1,500,000 shares of common stock at a price of $19.00 per share. Of the 1,500,000 shares, 1,300,000 were sold by the Company and 200,000 by Allen and Company, a selling stockholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Results of Operations
---------------------

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                              1997           1996
                                              ----           ----

Net Sales ...........................         100.0%        100.0%
Cost of Sales .......................          59.7%         64.7%
                                               ----          ----
Gross Profit ........................          40.3%         35.3%
Selling and Administrative Expenses .          24.5%         20.9%
Research and Development Cost .......           4.8%          6.8%
                                              -----         -----
Income from Operations ..............          11.0%          7.6%
Other income (Expense), net .........          (.8)%         (.6)%
                                              -----         -----
Income before Income Taxes ..........          10.2%          7.0%
Income Tax Expense ..................           3.5%          1.9%
                                              -----         -----
Income before Equity in Joint Venture           6.7%          5.1%
Income from Joint Venture, net ......            .2%           --%
                                              -----         -----
Net Income ..........................           6.9%          5.1%
                                              =====         =====

Net Sales
---------

         Net sales increased $2.8 million, or 20.5%, from $13.5 million for the three months ended March 31, 1996, to $16.2 million for the three months ended March 31, 1997. Sales for the 1996 period include the sales of Applied Photonic Devices, Inc. ("APD"), certain assets of which were sold in 1996 to form General Photonics, a joint venture with General Cable. On a comparative basis, excluding APD sales from the 1996 period, sales increased 41.1% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This increase was primarily due to strong market demand for the Company's multimode and single-mode communication fiber. Selling prices for multimode and single-mode have increased in the first three months of 1997 compared to the comparable period of 1996, largely due to strong market demand and the Company's ability to pass through certain raw material cost increases in the case of multimode fiber.

Gross Profit
------------

     Gross profit increased $1.8 million, or 37.6%, from $4.8 million for the three months ended March 31, 1996, to $6.5 million for the three months ended March 31, 1997. As a percentage of net sales, the gross profit increased to 40.3% for the three months ended March 31, 1997 from 35.3% for the three month ended March 31, 1996. This increase in gross profit was primarily due to increased net sales in the 1997 period, lower production costs resulting from manufacturing process and yield improvements and higher selling prices. In addition, the 1997 results do not include the lower margin cabling revenues of General Photonics. As a percentage of net sales, royalties decreased from 4.2% in the three months ended March 31, 1996 to 3.2% for the three months ended March 31, 1997 primarily due to an increase in the net sales not subject to royalty.

Selling and Administration
--------------------------

     Selling and administrative expenses increased $1.2 million, or 41.3%, from $2.8 million for the three months ended March 31, 1996 to $4.0 million for the three months ended March 31, 1997. Included in the first three months of 1997 are $700,000 of costs associated with the Company's one-time management reorganization change and training costs which will continue throughout the year. As a percentage of net sales, selling and administrative expenses increased to 24.5% for the three months ended March 31, 1997 from 20.9% for the three months ended March 31, 1996. Exclusive of the management reorganization and training costs, selling and administrative expenses decreased as a percentage of net sales in the 1997 first quarter to 20.2%.

Research and Development
------------------------

     Research and development costs decreased $128,000, or 14.1%, from $909,000 for the three months ended March 31, 1996 to $781,000 for the three months ended March 31, 1997. The decrease was largely attributed to an increase in research and development funded by customers of the Company's SpecTran Specialty Optics subsidiary. As a percentage of net sales, research and development costs decreased from 6.8% for the three months ended March 31, 1996 to 4.8% for the three months ended March 31, 1997.

Other Income (Expense), net
---------------------------

     Other income (expense), net declined by $45,000 for the three months ended March 31, 1997 compared to the same period of 1996. Interest income increased in 1997 by $208,000 due to a higher level of cash available for investment as a result of the Company's successful secondary public offering in February, 1997. Interest expense, net of capitalized interest, increased by $167,000 in 1997 due to the increase in debt related to the Company's capacity expansion.

Income Taxes
------------

     A tax provision of 34.4% of pre-tax income was provided for the three months ended March 31, 1997 compared to a tax provision of 27.5% of pre-tax income for the comparable period in 1996. The effective tax rates for the 1996 and 1997 periods were lower than the statutory combined federal and state tax rates due primarily to a reductions in the valuation allowance for deferred tax assets. The Company believes that it is more likely than not that the additional deferred tax assets will be realized through the utilization of operating loss and tax credit carryforwards.

Income from Equity in Joint Venture
-----------------------------------

     The Company realized income of $40,000, net of tax, from its equity in General Photonics, the joint venture formed in December, 1996 with General Cable. In 1996, the results of Applied Photonic Devices, Inc., the predecessor to General Photonics, were included in consolidated results.

Net Income
----------

         Net income for the three months ended March 31, 1997 was $1.1 million or 6.9% of net sales. Net income for the same period in 1996 was $684,000, or 5.1% of net sales. Net income increased primarily as a result of the increased sales and gross profit for the three months ended March 31, 1997 compared to the same period in 1996.

Liquidity and Capital Resources
-------------------------------

     The Company's principal sources of cash are cash flow from operations, established bank credit facilities and existing cash balances. In February the Company completed a secondary public offering for a total of 1,500,000 shares of common stock at a price of $19.00 per share. Of the 1,500,000 shares, 1,300,000 were sold by the Company and 200,000 by Allen and Company,a selling stockholder. This offering raised approximately $23.0 million for the Company. Approximately $4.8 million of this was used to fund the Company's continuing capacity expansion. The remaining amount was temporarily invested in short-term marketable securities until needed for capital expansion.

     As of March 31, 1997, the Company had approximately $34.1 million of cash, cash equivalents and marketable securities, including approximately $2.0 million in marketable securities, classified as long-term assets, which could be converted to cash if necessary. In addition, the Company has an unused $20.0 million revolving credit agreement with its principal bank. The Company at March 31, 1997 had working capital of approximately $44.1 million, and a current ratio to 5.6 to 1.


     The Company has plans for capacity expansion requiring significant capital expenditures through the remainder of 1997. Total planned expenditures for capacity expansion include approximately $32.0 million for SpecTran Communication and approximately $9.0 million for SpecTran Specialty. When completed, these expansions are expected to increase SpecTran Communication's capacity by 100% and SpecTran Specialty's by 50%. The Company intends to finance these expansions through a combination of cash flow from operations and existing cash and marketable security balances.

Management Reorganization
-------------------------

     On March 21, 1997, Dr. Raymond E. Jaeger, Chairman of the Board Directors, resumed the additional role of Chief Executive Officer of the Company while Mr. Glenn E. Moore, formerly the Company's CEO, left the Company to pursue other interests. This management change will have not have any effect on the Company's near-term or future performance.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


  (a) Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter which this report was filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SPECTRAN CORPORATION
                                                   (Registrant)


Date:    May 13, 1997                         BY:

                                              /s/ Raymond E. Jaeger
                                              ----------------------
                                              Raymond E. Jaeger
                                              President,
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors


Date:    May 13, 1997                         BY:

                                              /s/  Bruce A. Cannon
                                              --------------------
                                              Bruce A. Cannon
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Chief Accounting Officer