Form 10-Q
period 1997-06-30
SPECTRAN CORP
filed 1997-08-12
CIK 718487

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

(Mark One)
             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

                                       OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT 1934


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


     The number of shares of the registrant's Common Stock outstanding as of July 31, 1997, was 6,948,880.

                         PART I - FINANCIAL INFORMATION
                              SPECTRAN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Dollars in thousands except per share amounts
                                   (unaudited)


                                         Six Months Ended   Three Months Ended
                                               June 30,            June 30,
                                         -----------------   ------------------
                                            1997      1996      1997     1996
                                            ----      ----      ----     ----


Net Sales .............................. $ 32,109  $ 28,754  $ 15,881  $ 15,281

Cost of Sales ..........................   19,405    18,680     9,719     9,964
                                           ------    ------     -----     -----


Gross Profit ...........................   12,704    10,074     6,162     5,317


Selling and Administrative Expenses ....    7,888     6,267     3,906     3,448

Research and Development Costs .........    1,598     1,581       817       671
                                            -----     -----       ---       ---


Income from Operations .................    3,218     2,226     1,439     1,198


Other Income (Expense):

Interest Income ........................      765       121       489        53

Interest Expense .......................     (464)     (320)     (111)     (133)

Other, Net .............................      (11)       63        42        29
                                              ---        --        --        --


Other Income (Expense), net ............      290      (136)      420       (51)
                                              ---      ----       ---       ---


Income before Income Taxes .............    3,508     2,090     1,859     1,147

Income Tax Expense .....................    1,193       573       626       314
                                            -----       ---       ---       ---


Income before Equity in Joint Venture ..    2,315     1,517     1,233       833

Income from Joint Venture,
       Net of Income Taxes .............      137      --          97      --
                                              ---      --          --      --


Net Income ............................. $  2,452  $  1,517  $  1,330  $    833
                                         ========  ========  ========  ========


Weighted Average Number of Common
       Shares Outstanding ..............    6,965     5,893     7,308     6,036
                                            =====     =====     =====     =====

Net Income per Common Share  ..........  $    .35  $    .26  $    .18  $    .14
                                         ========  ========  ========  ========


       See accompanying notes to these consolidated financial statements.

                              SPECTRAN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              Dollars in thousands

                                                            June 30,December 31,
                                                              1997       1996
                                                              ----       ----
                                                                 (unaudited)
ASSETS
Current Assets:
     Cash and Cash Equivalents .............................  $ 1,930  $  3,565
     Current Portion of Marketable Securities ..............   18,650    13,822
     Trade Accounts Receivable, net ........................    9,367     7,621
     Inventories ...........................................    7,970     7,254
     Deferred Income Taxes, net ............................      791       791
     Prepaid Expenses and Other Current Assets .............    3,092     1,316
                                                              -------  --------
     Total Current Assets ..................................   41,800    34,369

Property, Plant and Equipment, net .........................   32,706    17,890

Other Assets:
     Long-term Marketable Securities .......................    5,391     1,595
     License Agreements, net ...............................      703       804
     Deferred Income Taxes, net ............................    1,114       814
     Goodwill, net .........................................      911       950
     Investment in Joint Venture ...........................    4,272     4,135
     Other Long-term Assets ................................    1,862     1,899
                                                              -------  --------
     Total Other Assets ....................................   14,253    10,197
                                                              -------  --------
          Total Assets .....................................  $88,759  $ 62,456
                                                              =======  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable ......................................  $ 3,635  $  3,763
     Income Taxes Payable ..................................      611       301
     Accrued Liabilities ...................................    6,322     5,989
                                                              -------  --------
     Total Current Liabilities .............................   10,568    10,053

Long-term Debt .............................................   24,000    24,000

Stockholders' Equity:
     Common Stock, voting, $.10 par value; authorized
         20,000,000 shares; outstanding 6,946,830 shares and
         5,400,071 shares in 1997 and 1996, respectively ...      695       540
     Common Stock, non-voting, $.10 par value;
         authorized 250,000 shares; no shares outstanding ..     --        --
     Paid-in Capital .......................................   50,046    26,884
     Net Unrealized Gain(Loss) on Marketable Securities ....        3       (16)
     Retained Earnings .....................................    3,447       995
                                                              -------  --------
     Total Stockholders' Equity ............................   54,191    28,403
                                                              -------  --------

          Total Liabilities & Stockholders' Equity .........  $88,759  $ 62,456
                                                              =======  ========

       See accompanying notes to these consolidated financial statements.

                              SPECTRAN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Dollars in thousands
                                   (unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                                --------
                                                           1997          1996
                                                           ----          ----
Cash Flows from Operating Activities:
Net Income .............................................. $   2,452  $   1,517
Reconciliation of Net Income to Net Cash Provided by
     Operating Activities:
     Depreciation and Amortization ......................     1,939      1,467
     Other Non-Cash Charges .............................      (562)      (286)
     Equity in Net Income of Unconsolidated Joint Venture      (137)      --
     Changes in Other Components of Working Capital .....    (3,482)    (1,649)
     Loss on Disposition of Equipment ...................         2       --
                                                          ---------  ---------
     Net Cash Provided by Operating Activities ..........       212      1,049

Cash Flows from Investing Activities:
     Acquisition of Property,Plant and Equipment ........   (16,559)    (4,361)
     Purchase of Marketable Securities ..................  (199,493)    (7,193)
     Proceeds from Sale/Maturity of Marketable Securities   190,888     10,086
                                                          ---------  ---------
     Cash Used in Investing Activities ..................   (25,164)    (1,468)

Cash Flows from Financing Activities:
     Borrowings of Long-term Debt .......................      --        1,000
     Proceeds from Exercise of Stock Options and Warrants       240        159
     Issuance of Stock, net .............................    23,077       --
                                                          ---------  ---------
     Cash Provided by Financing Activities ..............    23,317      1,159

Increase(Decrease) in Cash and Cash Equivalents .........    (1,635)       740
Cash and Cash Equivalents at Beginning of Period ........     3,565      1,625
                                                          ---------  ---------

Cash and Cash Equivalents at End of Period .............. $   1,930  $   2,365
                                                          =========  =========








       See accompanying notes to these consolidated financial statements.

                              SPECTRAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.       BASIS OF PRESENTATION

     The financial information for the three months and six months ended June 30, 1997, is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim period. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results for the entire year.

     The consolidated results for the three months and six months ended June 30, 1997, include the accounts of SpecTran Corporation (the Company) and its wholly-owned subsidiaries, SpecTran Communication Fiber Technologies, Inc. ("SpecTran Communication"), SpecTran Specialty Optics Company ("SpecTran Specialty"), and Applied Photonic Devices, Inc. ("APD") which holds the Company's investment in General Photonics. In December 1996 the Company announced the formation of General Photonics, LLC, a 50-50 joint venture between the Company and General Cable Corporation ("General Cable"), a former subsidiary of Wassall plc. The Company sold certain of the assets of APD to General Cable and then contributed the remaining non-cash assets of APD to General Photonics for a 50% equity interest. The investment in General Photonics is accounted for under the equity method of accounting pursuant to which the Company records its 50% interest in General Photonics' net operating results. Prior to the formation of General Photonics, APD's results of operations, including net sales and expenses, were consolidated with those of the Company. All significant intercompany balances and transactions have been eliminated.

     These financial statements supplement, and should be read in conjunction with, the Company's audited financial statements for the year ended December 31, 1996, as contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission.

2.       INVENTORIES

         Inventories consisted of (in thousands):

                                  June 30, 1997               December 31, 1996
                                  -------------               -----------------
     Raw Materials                    $3,873                          $3,677
     Work in Process                   1,187                           1,209
     Finished Goods                    2,910                           2,368
                                       -----                           -----
                                      $7,970                          $7,254
                                      ======                          ======


3.       PROPERTY, PLANT & EQUIPMENT

         Property, plant and equipment consisted   of
         (in thousands):

                                                       June 30,    December 31,
                                                          1997           1996
                                                          ----           ----
         Land and Land Improvements                     $   978       $   937
         Buildings and Improvements                       3,878         3,840
         Machinery and Equipment                         24,322        19,213
         Construction in Progress                        19,946         8,611
                                                         ------         -----
                                                         49,124        32,601
         Less Accumulated Depreciation and Amortization  16,418        14,711
                                                         ------        ------
                                                        $32,706       $17,890
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

5.    SECONDARY PUBLIC OFFERING OF COMMON STOCK

     On February 18, 1997 the Company completed a secondary public offering of 1,500,000 shares of common stock at a price of $19.00 per share. Of the 1,500,000 shares, 1,300,000 were sold by the Company and 200,000 by Allen and Company, Incorporated, a selling stockholder.

item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Three and Six Months Ended June 30, 1997 Compared to Three and Six Months Ended June 30, 1996

Results of Operations
---------------------

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                     ------------------        ----------------
                                          JUNE 30,                  JUNE 30,
                                          --------                  --------
                                      1997        1996          1997      1996
                                      ----        ----          ----      ----
Net Sales                             100.0%     100.0%         100.0%   100.0%
Cost of Sales                          61.2%      65.2%          60.4%    65.0%
                                       ----       ----           ----     ----
Gross Profit                           38.8%      34.8%          39.6%    35.0%
Selling and Administrative Expenses    24.6%      22.6%          24.6%    21.8%
Research and Development Cost           5.1%       4.4%           5.0%     5.5%
                                        ---        ---            ---      ---
Income from Operations                  9.1%       7.8%          10.0%     7.7%
Other Income(Expense), net              2.6%      (.3)%            .9%    (.4)%
                                        ---       ---              --     ---
Income before Income Taxes             11.7%       7.5%          10.9%     7.3%
Income Tax Expense                      3.9%       2.0%           3.7%     2.0%
                                        ---        ---            ---      ---
Income before Equity in Joint Venture   7.8%       5.5%           7.2%     5.3%
Income from Joint Venture, net           .6%        --%            .4%      --%
                                         --         --             --       --
Net Income                              8.4%       5.5%           7.6%     5.3%
                                        ===        ===            ===      ===

Net Sales
---------

     Net sales of $15.9 million and $32.1 million for the three months and six months ended June 30, 1997, were $600,000, or 3.9%, and $3.4 million, or 11.7%, higher than for the comparable periods of 1996. Sales for the 1996 periods include the sales of Applied Photonic Devices, Inc. ("APD"), certain assets of which were sold in December 1996 to form General Photonics, a joint venture with General Cable. On a comparative basis, excluding APD sales from the 1996 periods, sales for the three months and six months ended June 30, 1997 compared to the three months and six months ended June 30, 1996 increased 24.1% and 32.2%, respectively. Net sales increased in all business units reflecting continued market demand with a substantial increase in single-mode fiber sales. Selling prices for single-mode have increased in the first three months and six months of 1997 compared to the comparable periods of 1996, largely due to market demand. Selling prices for multimode have remained relatively stable in 1997 compared to 1996.

Gross Profit
------------

     Gross profit of $6.2 million and $12.7 million for the three months and six months ended June 30, 1997, was $845,000, or 15.9%, and $2.6 million, or 26.1%, higher than for the comparable periods of 1996. As a percentage of net sales, the gross profit increased to 38.8% and 39.6% for the three months and six months ended June 30, 1997, from 34.8% and 35.0% for the three months and six months ended June 30, 1996. This increase in gross profit was primarily due to increased net sales in the 1997 periods, lower production costs for the Company's standard products resulting from manufacturing process and yield improvements, and higher single-mode selling prices. In addition, the 1997 results do not include the lower margin cabling revenues of General Photonics. As a percentage of net sales, royalties decreased from 4.0% and 4.1% in the three months and six months ended June 30, 1996 to 2.5% and 2.8% for the three months and six months ended June 30, 1997 primarily due to an increase in the percentage of net sales not subject to royalty.

Selling and Administrative
--------------------------

     Selling and administrative expenses increased $458,000, or 13.3%, and $1.6 million, or 25.9%, for the three months and six months ended June 30, 1997. Included in the three months and six months of June 30, 1997 are $400,000 and $1.1 million, respectively, of costs associated with the Company's one-time management reorganization and training costs, with the latter continuing throughout the year. As a percentage of net sales, selling and administrative expenses increased to 24.6% for both the three months and six months ended June 30, 1997 from 22.6% and 21.8% for the three months and six months ended June 30, 1996. Exclusive of the management reorganization and training costs, selling and administrative expenses decreased as a percentage of net sales for the three months and six months ended June 30, 1997 to 22.1% and 21.1%, respectively.

Research and Development
------------------------

     Research and development costs increased $146,000, or 21.8%, and $17,000, or 1.1%, for the three months and six months ended June 30, 1997, compared with the same periods in 1996. As a percentage of net sales, research and development costs increased from 4.4% for the three months ended June 30, 1996 to 5.1% for the three months ended June 30, 1997, and decreased from 5.5% for the six months ended June 30, 1996, to 5.1% for the six months ended June 30, 1997. The Company continues to invest in programs to improve manufacturing cost and product performance in both multimode and single-mode product lines, to develop new special performance fiber products and to develop alternative process technologies.

Other Income (Expense), net
---------------------------

     Other income (expense), net improved by $471,000 and $426,000, for the three months and six months ended June 30, 1997 compared with the same periods in 1996. Interest income increased for the three months and six months ended June 30, 1997 by $436,000 and $644,000, respectively, due to a higher level of cash available for investment as a result of the Company's secondary public offering in February, 1997. Net interest expense decreased by $22,000 for the three months ended June 30, 1997 due to a higher level of capitalized interest associated with the Company's capacity expansion programs. Interest expense, net of capitalized interest, increased for the six months ended June 30, 1997 by $144,000 compared to the same periods in 1996 due to the increase in debt related to the Company's capacity expansion.

Income Taxes
------------

     A tax provision of 33.7% and 34.0% of pre-tax income was provided for the three months and six months ended June 30, 1997 compared to a tax provision of 27.4% of pre-tax income for the comparable periods in 1996. The effective tax rates for the 1996 and 1997 periods were lower than the statutory combined federal and state tax rates due primarily to reductions in the valuation allowance for deferred tax assets.

Income from Equity in Joint Venture
-----------------------------------

     The Company realized income of $97,000 and $137,000 for the three months and six months ended June 30, 1997, net of tax, from its equity in General Photonics, the joint venture formed in December, 1996 with General Cable. In 1996, the results of Applied Photonic Devices, Inc., the predecessor to General Photonics, were included in consolidated results.

Net Income
----------

     Net income for the three months and six months ended June 30, 1997 increased by $497,000, or 59.7%, and $935,000, or 61.6%, compared with the same periods of 1996. The improvement was largely attributable to improved manufacturing yields and efficiencies which resulted in higher production available for sale at higher margins.

Liquidity and Capital Resources
-------------------------------

     The Company's principal sources of cash are cash flow from operations, established bank credit facilities and existing cash balances. In February the Company completed a secondary public offering for a total of 1,500,000 shares of common stock at a price of $19.00 per share. Of the 1,500,000 shares, 1,300,000 were sold by the Company and 200,000 by Allen and Company, Incorporated, a selling stockholder. This offering raised approximately $23.0 million for the Company. Approximately $16.5 million of this was used to fund the Company's continuing capacity expansion. The remaining amount was temporarily invested in short-term marketable securities until needed for capital expansion.

     As of June 30, 1997, the Company had approximately $26.0 million of cash, cash equivalents and marketable securities, including approximately $5.4 million in marketable securities, classified as long-term assets, which could be converted to cash if necessary. In addition, the Company has an unused $20.0 million revolving credit agreement with its principal bank. The Company at June 30, 1997 had working capital of approximately $31.2 million and a current ratio of 4.0 to 1.

     The Company currently has underway capacity expansion requiring significant capital expenditures through the remainder of 1997. Total planned expenditures for capacity expansion include approximately $38.0 million for SpecTran Communication and approximately $9.0 million for SpecTran Specialty. When completed, these expansions are expected to increase SpecTran Communication's capacity by 100% and SpecTran Specialty's by 50%. The Company intends to finance these expansions through a combination of cash flow from operations and existing cash and marketable security balances.

Forward Looking Statements
--------------------------

     This report contains forward looking statements which are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. These uncertainties include, but are not limited to, general economic conditions and competitive conditions in markets served by the Company.

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

                                             SPECTRAN CORPORATION
                                                  (Registrant)


Date: August 11, 1997                        BY:

                                             /s/ Raymond E. Jaeger
                                             ---------------------
                                             Raymond E. Jaeger
                                             President,
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors


Date: August 11, 1997                        BY:

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