Form 10-Q
period 1997-09-30
SPECTRAN CORP
filed 1997-11-14
CIK 718487

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

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


         The number of shares of the registrant's Common Stock outstanding as of October 31, 1997, was 6,970,683.

                         PART I - FINANCIAL INFORMATION
                              SPECTRAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in thousands except per share)
                                   (unaudited)


                                                                     Nine Months Ended          Three Months Ended
                                                                       September 30,               September 30,
                                                                       -------------               -------------
                                                                      1997          1996          1997       1996
                                                                      ----          ----          ----       ----



Net Sales ....................................................  $    47,747   $    44,915   $    15,638   $ 16,161

Cost of Sales ................................................       29,266        28,621         9,861      9,941
                                                                -----------   -----------   -----------   --------

Gross Profit .................................................       18,481        16,294         5,777      6,220


Selling and Administrative Expenses ..........................       11,021         9,909         3,133      3,641

Research and Development Costs ...............................        2,396         2,321           798        740
                                                                -----------   -----------   -----------   --------

Income from Operations .......................................        5,064         4,064         1,846      1,839


Other Income (Expense):

     Interest Income .........................................        1,100           166           335         45

     Interest Expense ........................................         (701)         (528)         (237)      (208)

     Other, net ..............................................          (20)          122            (9)        58
                                                                -----------   -----------   -----------   --------


     Other Income (Expense), net .............................          379          (240)           89       (105)
                                                                -----------   -----------   -----------   --------


Income before Income Taxes ...................................        5,443         3,824         1,935      1,734

Income Tax Expense ...........................................        1,850         1,300           657        727
                                                                -----------   -----------   -----------   --------


Income before Equity in Joint Venture ........................        3,593         2,524         1,278      1,007

Income (Loss) from Joint Venture, Net of

    Income Taxes .............................................           10          --            (127)      --
                                                                -----------   -----------   -----------   --------

Net Income ...................................................  $     3,603   $     2,524   $     1,151   $  1,007
                                                                ===========   ===========   ===========   ========

Weighted Average Number of Common Shares Outstanding 7,100,804    5,929,796     7,371,866     6,003,798
                                                                ===========   ===========   ===========   ========

Net Income per Share of Common Stock .........................  $       .51   $       .43   $       .16   $    .17
                                                                ===========   ===========   ===========   ========


See accompanying notes to these condensed consolidated financial statements.

                              SPECTRAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                          September 30,  December 31,
                                                                                              1997           1996
                                                                                            -------       --------
                                                                                                 (unaudited)
ASSETS
Current Assets:
     Cash and Cash Equivalents ...........................................................  $ 3,152       $  3,565
     Current Portion of Marketable Securities ............................................    9,030         13,822
     Trade Accounts Receivable, net ......................................................   10,364          7,621
     Inventories .........................................................................    8,458          7,254
     Deferred Income Taxes, net ..........................................................      791            791
     Prepaid Expenses and Other Current Assets ...........................................    1,949          1,316
                                                                                            -------       --------
            Total Current Assets .........................................................   33,744         34,369

Property, Plant and Equipment, net .......................................................   43,778         17,890

Other Assets:
     Long-term Marketable Securities .....................................................    5,350          1,595
     License Agreements, net .............................................................      653            804
     Deferred Income Taxes, net ..........................................................    1,114            814
     Goodwill, net .......................................................................      891            950
     Investment in Joint Venture .........................................................    4,152          4,135
     Other Long-term Assets ..............................................................    2,228          1,899
                                                                                            -------       --------
         Total Other Assets ..............................................................   14,388         10,197
                                                                                            -------       --------
          Total Assets ...................................................................  $91,910       $ 62,456
                                                                                            =======       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable ....................................................................  $ 5,444       $  3,763
     Income Taxes Payable ................................................................      849            301
     Accrued Liabilities .................................................................    6,171          5,989
                                                                                            -------       --------
           Total Current Liabilities .....................................................   12,464         10,053

Long-term Debt ...........................................................................   24,000         24,000

Stockholders' Equity:
     Common Stock, voting, $.10 par value; authorized
         20,000,000 shares; outstanding 6,958,667 shares and
         5,400,071 shares in 1997 and 1996, respectively .................................      696            540
     Common Stock, non-voting, $.10 par value;
         authorized 250,000 shares; no shares outstanding ................................     --             --
     Paid-in Capital .....................................................................   50,114         26,884
     Net Unrealized Gain/(Loss) on Marketable Securities .................................       38            (16)
     Retained Earnings ...................................................................    4,598            995
                                                                                            -------       --------
          Total Stockholders' Equity .....................................................   55,446         28,403
                                                                                            -------       --------

            Total Liabilities and Stockholders' Equity .................................... $91,910       $ 62,456
                                                                                            =======       ========

See accompanying notes to these condensed consolidated financial statements.

                              SPECTRAN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                                 -------------
                                                                1997       1996
                                                                ----       ----

Cash Flows from Operating Activities:
   Net Income ...........................................  $   3,603   $  2,524
Reconciliation of Net Income to Net Cash Provided by
Operating Activities:
     Depreciation and Amortization ......................      3,070      2,189
     Other Non-Cash Charges .............................        (38)      (242)
     Loss on Sale of Marketable Securities ..............       --           19
     Change in Long-term Deferred Income Taxes ..........       (300)       832
     Change in Other Long-term Assets ...................       (409)    (1,019)
     Equity in Net Income of Unconsolidated Joint Venture        (17)      --
     Changes in Other Components of Working Capital .....     (2,139)    (2,689)
     Loss on Disposition of Equipment ...................         62       --
                                                           ---------   --------
     Net Cash Provided by Operating Activities ..........      3,832      1,614

Cash Flows from Investing Activities:
   Acquisition of Property, Plant and Equipment .........    (28,723)    (6,209)
   Purchase of Marketable Securities ....................   (240,110)    (7,380)
   Proceeds from Sale/Maturity of Marketable Securities .    241,202     10,218
                                                           ---------   --------
   Net Cash Used in Investing Activities ................    (27,631)    (3,371)

Cash Flows from Financing Activities:
   Borrowings of Long-term Debt .........................       --        2,000
   Proceeds from Exercise of Stock Options and Warrants .        309        306
   Issuance of Common Stock, net ........................     23,077       --
                                                           ---------   --------
   Cash Provided by Financing Activities ................     23,386      2,306
                                                           ---------   --------

Increase (Decrease) in Cash and Cash Equivalents ........       (413)       549
Cash and Cash Equivalents at Beginning of Period ........      3,565      1,625
                                                           ---------   --------

Cash and Cash Equivalents at End of Period ..............  $   3,152   $  2,174
                                                           =========   ========



See   accompanying   notes  to   consolidated financial statements.

                              SPECTRAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.       BASIS OF PRESENTATION

         The financial information for the three months and nine months ended September 30, 1997 and 1996, is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim period. The results of operations for the nine months ended September 30, 1997 and 1996, are not necessarily indicative of the results for the entire year.

         The consolidated results for the three and nine months ended September 30, 1997 and 1996, include the accounts of SpecTran Corporation (the Company) and all wholly-owned subsidiaries: SpecTran Communication Fiber Technologies, Inc. ("SpecTran Communication"), SpecTran Specialty Optics Company ("SpecTran Specialty"), and Applied Photonic Devices, Inc. ("APD") which holds the Company's investment in General Photonics, LLC, a 50-50 joint venture between the Company and General Cable Corporation ("General Cable"), a former subsidiary of Wassall plc. The Company sold certain of the assets of APD to General Cable and then contributed the remaining non-cash assets of APD to General Photonics for a 50% equity interest. The investment in General Photonics is accounted for under the equity method of accounting pursuant to which the Company records its 50% interest in General Photonics' net operating results. Prior to the formation of General Photonics, APD's results of operations, including net sales and expenses, were consolidated with those of the Company.
All significant intercompany balances and transactions have been eliminated.

         These financial statements supplement, and should be read in conjunction with, the Company's audited financial statements for the year ended December 31, 1996, as contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission.


2.       INVENTORIES

Inventories consisted of (in thousands):

                                                   September 30, 1997             December 31, 1996
                                                   ------------------             -----------------
          Raw Materials                                  $  3,866                    $   3,677
          Work in Process                                   1,088                        1,209
          Finished Goods                                    3,504                        2,368
                                                         ----------                  ---------

                                                         $  8,458                    $   7,254
                                                         ========                    =========

3.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of (in thousands):

                                                                      September 30, 1997          December 31, 1996
                                                                      ------------------          -----------------
   Land and Land Improvements                                             $      978                 $      937
   Buildings and Improvements                                                 10,406                      3,840
   Machinery and Equipment                                                    27,873                     19,213
   Construction in Progress                                                   21,002                      8,611
                                                                          ----------                 ----------
                                                                              60,259                     32,601
   Less Accumulated Depreciation and Amortization                             16,481                     14,711
                                                                          ----------                 ----------
                                                                          $   43,778                 $   17,890
                                                                          ==========                 ==========


4.       INCOME PER SHARE OF COMMON STOCK

         Income per share of common stock is based on the weighted average of the number of shares outstanding during the periods, including common stock, equivalents of stock purchase warrants and stock options for both primary and fully diluted earnings per share. Fully diluted income per share approximates primary income per share.


     5.   SECONDARY PUBLIC OFFERING OF COMMON STOCK

               On February 18, 1997, the Company completed a secondary public offering of 1,500,000 shares of common stock at a price of $19.00 per share. Of the 1,500,000 shares, 1,300,000 were sold by the Company and 200,000 by Allen and Company, Incorporated, a selling stockholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

       Three and Nine Months Ended September 30, 1997 Compared With Three and Nine Months Ended September 30, 1996

                                                    Nine Months Ended September 30,      Three Months Ended September 30,
                                                   ----------------------------------    ----------------------------------
                                                         1997             1996                 1997             1996
                                                         ----             ----                 ----             ----
Net Sales                                                100.0%           100.0%               100.0%            100.0%
Cost of Sales                                             61.3%            63.7%                63.1%             61.5%
                                                        -------          -------             --------          --------
   Gross Profit                                           38.7%            36.3%                36.9%             38.5%

Selling and Administrative Expenses                       23.1%            22.1%                20.0%             22.5%

Research and Development Costs                             5.0%             5.2%                 5.1%              4.6%
                                                        -------          -------             --------          --------
   Income from Operations                                 10.6%             9.0%                11.8%             11.4%
Other Income (Expense), net                                 .8%            (.5)%                  .6%             (.7)%
                                                        -------          -------             --------          --------
   Income before Income Taxes                             11.4%             8.5%                12.4%             10.7%
Income Tax Expense                                         3.9%             2.9%                 4.2%              4.5%
                                                        -------          -------             --------          --------

   Income before Equity in Joint Venture                   7.5%             5.6%                 8.2%              6.2%
Income from Joint Venture, net                               --               --                 (.8)%               --
                                                        --------         --------            ---------         --------
 Net Income                                                7.5%             5.6%                 7.4%              6.2%
                                                        =======          =======             ========          ========


Net Sales
---------

         Net sales of $15.6 million for the three months ended September 30, 1997, were $523,000, or 3.2% lower than for the comparable period of 1996. Net sales of $47.7 million for the nine months ended September 30, 1997, were $2.8 million, or 6.3% higher than for the comparable period of 1996. Sales for the 1996 periods include the sales of Applied Photonic Devices, Inc. (APD), certain assets of which were sold in December, 1996 to form General Photonics, a joint venture with General Cable. On a comparative basis, excluding APD sales from the 1996 periods, sales for the three months and nine months ended September 30, 1997, compared to the three months and nine months ended September 30, 1996, increased 13.2% and 23.1%, respectively. Net sales for the nine months increased in all business units reflecting continued market demand. Selling prices for single-mode have increased in the first nine months of 1997 compared to the comparable period of 1996, largely due to strong market demand but experienced a slight decrease for the three months ended September 30, 1997, due to industry pricing pressures. Selling prices for multimode have remained relatively stable in 1997 compared to 1996.

Gross Profit
------------

         Gross profit of $5.8 million for the three months ended September 30, 1997, was $443,000 or 7.1% lower than for the comparable period of 1996. Gross profit of $18.5 million for the nine months ended September 30, 1997, was $2.2 million, or 13.4%, higher than the comparative period of 1996. As a percentage of net sales, the gross profit decreased from 38.5%, for the three months ended September 30, 1996, to 36.9% for the three months ended September 30, 1997, and increased from 36.3% for the nine months ended September 30, 1996, to 38.3%, for the nine months ended September 30, 1997. The decrease in gross profit for the three months ended was primarily due to the greater than planned costs incurred in the consolidation and expansion of the Company's Specialty Optics subsidiary. The increase in gross profit for the nine months period was primarily due to lower production costs for the Company's standard products resulting from manufacturing process and yield improvements and higher single-mode selling prices. In addition, the 1997 results do not include the lower margin cabling revenues of General Photonics. As a percentage of net sales, royalties decreased from 3.4% and 3.8% in the three months and nine months ended September 30, 1996, to 3.0% and 2.9% for the three months and nine months ended September 30, 1997, primarily due to an increase in the percentage of net sales not subject to royalty.

Selling and Administration
--------------------------

     Selling and administrative expenses decreased $508,000, or 13.9%, for the three months ended September 30, 1997, primarily due to lower than anticipated training costs. Selling and administrative expenses increased $1.1 million, or 11.2%, for the nine months ended September 30, 1997. Included in the nine months ended September 30, 1997, is $1.1 million of costs associated with the Company's one-time management reorganization and training costs, with the latter continuing throughout the year. As a percentage of net sales, selling and administrative expenses decreased to 20.0% for the three months ended September 30, 1997, from 22.5% for the comparable period in 1996, and increased to 23.1% for the nine months ended September 30, 1997, from 22.1% for the comparable period in 1996.

Research and Development
------------------------

         Research and development costs increased $58,000, or 7.7%, and $75,000, or 3.2%, for the three months and nine months ended September 30, 1997, compared with the same periods in 1996. As a percentage of net sales, research and development costs increased from 4.6% for the three months ended September 30, 1996, to 5.1% for the three months ended September 30, 1997, and decreased from 5.2% for the nine months ended September 30, 1996, to 5.0% for the nine months ended September 30, 1997. The Company continues to invest in programs to improve manufacturing costs and product performance in both multimode and single-mode product lines, to develop new special performance fiber products and to develop alternative process technologies.

Other Income (Expense), net
---------------------------

       Other income (expense), net improved by $194,000 and $620,000 for the three months and nine months ended September 30, 1997, compared with the same periods for 1996. Interest income increased for the three months and nine months ended September 30, 1997, by $289,000 and $934,000, respectively, due to a higher level of cash available for investment as a result of the Company's secondary public offering in February, 1997. Interest expense, net of capitalized interest, increased for the three months and nine months ended September 30, 1997, by $28,000 and $172,000, respectively, compared to the same periods in 1996 due to the increase in debt related to the Company's capacity expansion.

Income Taxes
------------

         A tax provision of 34.0% of pre-tax income was provided for the three months and nine months ended September 30, 1997, compared to a tax provision of 42.0% and 34.0% of pre-tax income for the comparable periods in 1996. The effective tax rates for the nine months ended September 30, 1996, and three months and nine months ended September 30, 1997, were lower than the statutory combined federal and state tax rates due primarily to reductions in the valuation allowance for deferred tax assets. The higher rate for the three months ended September 30, 1996, was to adjust the 1996 year-to-date estimated tax rate up to 34.0% from the 27.0% that had been used in the first six months of 1996.


Income From Equity in Joint Venture
-----------------------------------

         The Company realized a loss of $127,000 for the three months ended September 30, 1997, net of tax, and income of $10,000 for the nine months ended September 30, 1997, net of tax, from its equity in General Photonics, the joint venture formed in December, 1996 with General Cable. The loss for the three months period in 1997 was due to lower than anticipated revenues. In 1996, the results of Applied Photonic Devices, Inc., the predecessor to General Photonics, were included in the consolidated results.

Net Income
----------

         Net income for the three and nine months ended September 30, 1997, increased by $144,000, or 14.3%, and $1.1 million, or 42.8%, compared with the same periods of 1996. The improvement was largely attributed to improved manufacturing yields and efficiencies which resulted in higher production available for sale at higher margins.

Liquidity and Capital Resources
-------------------------------

         The Company's principal sources of cash are cash flow from operations, established bank credit facilities and existing cash balances. In February the Company completed a secondary public offering for a total of 1,500,000 shares of common stock at a price of $19.00 per share. Of the 1,500,000 shares, 1,300,000 were sold by the Company and 200,000 by Allen and Company, Incorporated, a selling stockholder. This offering raised approximately $23.0 million for the Company. This has been used to fund the Company's continuing capacity expansion.

         As of September 30, 1997, the Company had approximately $17.5 million in cash, cash equivalents and marketable securities, including approximately $5.4 million in marketable securities, classified as long-term assets, which could be converted to cash if necessary. In addition, the Company has an unused $20.0 million revolving credit agreement with its principal bank. The Company at September 30, 1997, had working capital of approximately $21.3 million and a current ratio of 2.7 to 1.

         The Company currently has underway capacity expansion requiring significant capital expenditures through the remainder of 1997. Total planned expenditures for capacity expansion include approximately $38.0 million for SpecTran Communication and approximately $9.0 million for SpecTran Specialty, the latter expenditure being substantially all of which was completed in the third quarter. When fully operational, these expansions are expected to increase SpecTran Communication's capacity by 100% and SpecTran Specialty's by 50%. The Company has and intends to continue to finance these expansions through a combination of cash flow from operations and existing cash and marketable security balances.

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

                                              SPECTRAN CORPORATION
                                              (Registrant)

Date:    November 14, 1997                    BY:
                                              /s/  Raymond E. Jaeger
                                              ----------------------
                                              Raymond E. Jaeger
                                              President,
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

Date:    November 14, 1997                    BY:
                                              /s/  Bruce A. Cannon
                                              --------------------
                                              Bruce A. Cannon
                                              Senior Vice President and
                                              Chief Financial Officer