Form 10-K
period 1997-12-31
SPECTRAN CORP
filed 1998-03-31
CIK 718487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 (Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES ACT OF 1934

For the fiscal year ended December 31, 1997 [ X ]

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE
                                    SECURITIES ACT OF 1934

For the transition period from  .......................to .....................

                         Commission file number 0-12489

                              SPECTRAN CORPORATION
     ........................................................................
           (Exact name of the registrant as specified in its charter)

         Delaware                                        04-2729372
     ...............................          ..............................
     State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization

50 Hall Road, Sturbridge, Massachusetts                             01566
 ......................................................           ............
   (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code   (508) 347-2261

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange on
             Title of each class                          which registered

                        None                                Not Applicable
         .....................................................................


         Securities  registered  pursuant to Section 12(g) of the Act:

                           Common Stock, $.10 par value
  ............................................................................

                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No: __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock, on February 27, 1998: $61.7 million.

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 6,998,683 shares of common stock, $.10 par value, outstanding on February 27, 1998.

                                        DOCUMENTS INCORPORATED BY REFERENCE


The information required for Part III hereof is incorporated by reference from the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.


                                                      PART I

Item 1.       BUSINESS.


         SpecTran Corporation ("SpecTran," the "Company" or the "Registrant") operates through two wholly-owned subsidiaries, SpecTran Communication Fiber Technologies, Inc. ("SpecTran Communication") and SpecTran Specialty Optics Company ("SpecTran Specialty"), and through General Photonics, LLC ("General Photonics"), a joint venture with General Cable Corporation ("General Cable"). In December 1996, the Company sold certain of the assets of its wholly-owned subsidiary, Applied Photonic Devices, Inc. ("APD"), and then contributed the remaining assets of APD to General Photonics for a 50% equity interest. (See
Note 14 to the Consolidated Financial Statements - "Acquisitions/Joint Venture"). SpecTran Communication develops, manufactures and markets multimode and single-mode optical fiber for data communications and telecommunications applications. SpecTran Specialty, acquired in February 1994, develops, manufactures and markets specialty multimode and single-mode fiber and value-added fiber optic products for industrial, military/aerospace, communication and medical applications. General Photonics develops, manufactures and markets communications-grade fiber optic cable primarily for the customer premises market in the United States, Canada and Mexico.


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

Products

         The following table describes the Company's and General Photonics' principal product areas and the markets they serve:

--------------------------------------- ------------------------------------- --------------------------------------
               Products                             Applications                        Target Customers
--------------------------------------- ------------------------------------- --------------------------------------
--------------------------------------- ------------------------------------- --------------------------------------
SpecTran Communication
--------------------------------------- ------------------------------------- --------------------------------------

Data  communication   grade  multimode  Data   communications,   including    Integrated  cablers (e.g.,  Lucent,
fiber: 50, 62.5 and 100 micrometer      FDDI and fast Ethernet; LANs; video;  Chromatic Technologies); independent
core diameters                          CCTV; computer peripherals channel    cablers (e.g.,Optical Cable
                                        attachment                            Corporation, CommScope, General
                                                                              Photonics)


--------------------------------------- ------------------------------------- --------------------------------------
Telephone grade    single-mode   fiber  Telephony (principally in emerging    Independent dat communications
                                        economies); high-speed domestic       cablers: international
                                        short-distance data communication,    telecommunications cablers
                                        including Fibre Channel and FDDI      (e.g., Indial, China, Mexico)




--------------------------------------- ------------------------------------- --------------------------------------



--------------------------------------- ------------------------------------- --------------------------------------
               Products                             Applications                        Target Customers
--------------------------------------- ------------------------------------- --------------------------------------
SpecTran Specialty
--------------------------------------- ------------------------------------- --------------------------------------

Step & graded  index  multimode fiber & Factory  LANs  and PLC interconnects; Factory, transportation and medical
cable: polymer clad/glass core, high    mobile video; avuibucs; high-speed    OEMs; systems designers and
numerical aperture, radation            ground-based transportation;          integrators; geophysical exploration
tolerant, power delivery and high       geophysical exploration and           companies; US government and
temperature fiber; avionics cable;      monitoring; sensing; power            military: utilities; telecom and
high dielectric strength cable          transmission, including laser         supercomputer OEMs; systems
tether cables                           surgery; blood gas monitoring;        designers and integrators
including laser  supercomputer  OEMs;   radiation resistant links; high-
monitoring; designers and integrators   speed, short-distance telecom
                                        interconnects (e.g., telephone
                                        switching systems and PBXs);
                                        supercomputer links


--------------------------------------- ------------------------------------- --------------------------------------
--------------------------------------- ------------------------------------- --------------------------------------

Specialty    single-mode  fiber   and   Metallized pigtails, couplers,        Telecommunication; optoelectronic
cable: photo-sensitive, rare-earth      amplifiers, geophysical exploration   manufacturers; well-logging
delay line, fatigue resistant fiber;    and monitoring; gyroscopes;           companies and system integrators;
avionics cable; tether cables           wave-length division multiplexers     defense contracts


--------------------------------------- ------------------------------------- --------------------------------------
--------------------------------------- ------------------------------------- --------------------------------------
Components  and  assemblies: crimp and  Industrial  automation;               OEMs; systems designers and
cleave connectors; pigtails; fiber      enviromental monitoring; customer     integrators; facilities managers;
optic arrays; specialty and hybrid      premises networking; military spec    utilities; optoelectronic device
interconnects; tool kits                and high reliability assemblies;      manufactures; defense contractors
                                        high power laser delivery; sensing;
                                        illumination; spectroscopy


--------------------------------------- ------------------------------------- --------------------------------------
General Photonics
--------------------------------------- ------------------------------------- --------------------------------------

Indoor cable:  tight buffered           Building backbones; riser and         Networking systems and LAN OEMs;
distribution and breakout designs       plenum installation                   systems designers and integrators;
                                                                              installers; facilities managers

--------------------------------------- ------------------------------------- --------------------------------------
--------------------------------------- ------------------------------------- --------------------------------------

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

--------------------------------------- ------------------------------------- --------------------------------------
--------------------------------------- ------------------------------------- --------------------------------------

Cable accessories:  pulling devices;    Customer premises systems and LAN     Installers; system integrators; LAN
breakout, splitter and restoration      installation & repair                 OEMs; utilities
kits; cable terminations

--------------------------------------- ------------------------------------- --------------------------------------

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

         As a result of its diversification efforts and broader product offering, the Company has significantly increased its customer base over the last three years and plans to continue to expand this base aggressively within its targeted markets. International sales, primarily Asia and Europe, accounted for 22% of total sales in 1997. For the year ended December 31, 1997, sales to Corning Inc., Optical Cable Corporation and Lucent Technologies were equal to 10% or more of the Company's revenues. These three companies together accounted for 40% of the Company's revenues in 1997.

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

         The majority of the Company's specialty products use a proprietary polymer clad glass core fiber drawn from manufactured or purchased silica rod. This fiber is either sold to third parties or cabled and/or combined with assemblies and sold. The Company owns certain hard polymer cladding, coating and fiber termination technology known as "crimp/cleave," which facilitates attachment of optical fibers to connectors and other components and has certain proprietary technology used for the cabling of optical fiber. The Company has developed proprietary technology related to the processing of a wide variety of polymeric compounds for the manufacture of optical fiber cable. General Photonics purchases fiber from the Company and protectively covers and bundles the fibers into cable. Certain of General Photonics' technology enables the manufacture of nonflammable, low smoke, low toxicity cables for use both outdoors and inside buildings, which the Company believes provides a significant competitive advantage.

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


         Sales Subject to Corning and Lucent License Agreements. Approximately 30% of the Company's net sales during 1997 were subject to the Corning license and approximately 45% were subject to the Lucent license. These license agreements required aggregate royalty payments by the Company of approximately 3% of net sales of the Company's products manufactured under the agreements during 1997. The Company believes that certain Corning patents, which may have been relevant to the Company's single-mode fiber, including patents covered by a non-exclusive license from Corning to the Company, have expired in many countries (including the United States). Therefore, the Company believes that manufacturing and sale of its single-mode fiber is not subject to the Corning license and has been marketing its single-mode fiber without payments of royalties to Corning and without regard to the annual quantity limitations of the Corning license since 1993. The Company presently does not expect to need the Corning license for the manufacture of its multimode fiber after 1999 because the Company believes that a Corning United States patent with relevancy to its multimode fiber will expire in 1999.


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

Research and Development


         Research and development activities, and the Company's ability to develop and improve products employing both existing and new technology, are important to the Company. During the fiscal years ended December 31, 1997, 1996 and 1995, the Company spent $3.3 million, $3.1 million and $2.8 million, respectively, or 5.3%, 5.1% and 7.3%, respectively, of its net sales on research and development. The Company expects to continue to increase the annual dollar amount of its research and development expenditures. The Company has continued to invest in programs to reduce manufacturing cost and improve product performance in both the single-mode and multimode product lines, to develop new optical fiber products and to develop alternative process technologies. The Company's personnel conduct substantially all of its research and development activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


Backlog

         As of January 31, 1998, the Company's backlog of orders was approximately $35.2 million, as compared to a backlog of $69.4 million as of January 31, 1997. Approximately $18.5 million of the January 31, 1998 backlog is expected to be delivered during 1998.

Competition


         The Company produces and sells optical fibers and value added optical fiber components and assemblies for data communications, telecommunications and specialized applications. Optical fiber cable and cable components are also sold through General Photonics. While there may be less competition in the specialized markets, all of the markets served by the Company and General Photonics are very competitive. The Company's main competitors for its fibers for data communications and telecommunications are its licensers, Corning and Lucent, to whom the Company pays royalties and who have substantially greater resources and operating experience than the Company. The Company's main competitors for its specialty fibers generally have been smaller operations, but some of those competitors are part of companies with substantially greater resources than the Company. General Photonics' main competitors for its optical fiber cable products are large companies with substantially greater resources and operating experience than the Company and General Photonics, some of which may also be customers of SpecTran Communications. The Company competes for sales based upon its ability to fill orders promptly at competitive prices, product performance, product features, unique proprietary products, flexibility, quality and service.

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


         The number of participants in the optical fiber industry is to some extent limited by patents covering the fundamental optical fiber technology, the need for substantial capital investment and the availability of highly specialized equipment and personnel with the requisite technical expertise. The Company believes that certain Corning patents, which may have been relevant to the Company's single-mode fiber, including patents covered by a non-exclusive license from Corning to the Company, have expired in many countries (including the United States). The Company further believes that a certain Corning United States patent, covered by this non-exclusive license, with relevance to the Company's multimode fiber, expires in 1999. In addition, the Company believes that a certain Lucent patent licensed to the Company relating to its multimode and single-mode fiber expired in 1997. The expiration of these patents may or may not reduce the patent barrier to entry by other participants. The Company estimates that the initial investment required for a turn-key manufacturing facility capable of producing 200,000 kilometers of world-class multimode optical fiber annually is between $50 million and $100 million.

Employees


         As of December 31, 1997, the Company employed 504 persons, of whom 132 were employed in technology, 278 were employed in manufacturing operations and 94 provided marketing, administrative, management and other support services. These numbers do not include 64 employees of General Photonics previously employed by APD. The Company's employees are not represented by a labor union. The Company believes its employee relations are good.


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


     SpecTran Specialty's offices and production facilities are located in an approximately 58,000 square foot building. The building is situated on approximately 14 acres of land located in Avon, Connecticut. All these properties are owned by the Company.

     General Photonics has assumed APD's lease for offices and production facilities in an approximately 45,000 square foot facility located in Danielson, Connecticut with a term of two years expiring May 31, 1998, subject to General Photonics' right to renew the lease for two consecutive one year renewal terms. General Photonics has also assumed APD's lease for offices and production facilities in a 65,000 square foot facility located in Dayville, Connecticut under a lease expiring February 6, 2001, which is subject to a three year renewal option, followed by a second renewal option for an additional two years.


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

              None.

                                     PART II


Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.


         The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "SPTR." Set forth below is high and low sales price information for the Company's Common Stock for the periods indicated as reported on the NASDAQ National Market:


                                                                 Price
 Fiscal Year         Fiscal Quarter Ended                 High           Low



     1996            March 31, 1996                       8-7/8          5-1/4
                     June 30, 1996                        28-5/8         8
                     September 30, 1996                   22-1/8         12-1/2
                     December 31, 1996                    23-3/8         16-1/8


     1997            March 31, 1997                       25             12-5/8
                     June 30, 1997                        21             11-1/4
                     September 30, 1997                   20-3/4         13-3/4
                     December 31, 1997                    15-1/4         8-5/8




         The approximate number of shareholders of record of the Company's Common Stock as of February 27, 1998 was 773 which includes all shares held in nominee names by brokerage firms and financial institutions as one stockholder. It is estimated that such shares held in street name are held for approximately 6,300 stockholders.

         The Company has never declared or paid cash dividends.

Item 6.       SELECTED CONSOLIDATED FINANCIAL DATA.


                                                                       Years Ended December 31
                                                                (in thousands, except per share data)

                                                 ---------------------------------------------------------------------
OPERATING RESULTS                                    1997          1996          1995          1994          1993
-----------------                                    ----          ----          ----          ----          ----


Net Sales                                        $   62,057    $   61,571       $38,581       $26,926       $25,578
Gross Profit                                         23,276        22,375        13,061         7,623         9,615
Income (Loss) Before Income Taxes                     7,111         5,537           777          (487)        5,629
Net Income (Loss)                                     4,842         3,655           542          (487)        3,655
Earnings per Common Share-Basic                         .72           .68           .10          (.09)          .67
Earnings per Common Share-Diluted                       .68           .61           .10          (.09)          .67


FINANCIAL POSITION

Total Assets                                         92,105        62,456        40,365        31,362        26,712
Long-Term Debt                                       24,000        24,000        10,000         5,240           300
Stockholders' Equity                                 56,759        28,403        24,296        23,104        23,614


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

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


Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                             Years Ended December 31,
                                                                          1997              1996              1995
                                                                          ----              ----              ----

Net Sales                                                                 100.0%            100.0%           100.0%
Cost of Sales                                                              62.5%             63.7%            66.1%
                                                                           -----             -----            -----
   Gross Profit                                                            37.5%             36.3%            33.9%
Selling and Administrative Expenses                                        22.5%             22.1%            25.1%
Research and Development Cost                                               5.3%              5.1%             7.3%
                                                                            ----              ----             ----

   Income from Operations                                                   9.7%              9.1%             1.5%
Other Income (Expense), net                                                 1.8%             (.1)%              .5%
                                                                            ----             -----              ---
   Income before Income Taxes                                              11.5%              9.0%             2.0%
Income Tax Expense                                                          3.5%              3.1%             0.6%
                                                                            ----              ----             ----

   Income before equity in Joint Venture                                    8.0%              5.9%             1.4%
Income (loss) from Joint Venture, net                                      (.2)%                --               --
                                                                           -----                --               --
      Net Income                                                            7.8%              5.9%             1.4%
                                                                            ====              ====             ====

Net Sales

         Net sales increased $486,000, or .8%, from $61.6 million in 1996 to $62.1 million in 1997. Net sales in 1997 did not include those of General Photonics, whereas sales for 1996 included the sales of Applied Photonic Devices, Inc. (APD), certain assets of which were sold in December 1996 to form General Photonics, a joint venture with General Cable. On a comparative basis, including General Photonics sales in 1997 would have resulted in an 18.4% increase compared with 1996. Net sales increased at both SpecTran Communication and SpecTran Specialty in 1997 as compared to 1996 due to continued market demand. This was partially offset by industry pricing pressure for standard communication fiber products experienced during the second half of 1997.

Gross Profit

         Gross profit increased $901,000, or 4.0%, from $22.4 million in 1996 to $23.3 million in 1997. As a percentage of net sales, the gross profit increased to 37.5% for the year ended December 31, 1997, from 36.3% for the year ended December 31, 1996. The increase in gross profit was primarily due to lower production costs for the Company's standard communication fiber products resulting from manufacturing process and yield improvements. This was partially offset by lower margins at SpecTran Specialty, primarily due to greater than planned costs incurred in connection with the consolidation and expansion into a new facility.

         As a percentage of net sales, royalties decreased from 3.7% in 1996 to 3.0% in 1997. This decrease in royalties as a percentage of net sales was primarily due to an increase in 1997 in the net sales not subject to royalties.

Selling & Administrative

         Selling and administrative expenses increased $325,000, or 2.4%, from $13.6 million in 1996 to $14.0 million in 1997. This increase was primarily due to costs associated with the Company's one-time management reorganization and training costs partially offset by a lower provision for incentive compensation in 1997. As a percentage of net sales, selling and administrative expenses slightly increased to 22.5% for the year ended December 31, 1997 from 22.2% for the year ended December 31, 1996.

Research and Development

         Research and development costs increased $157,000, or 5.0%, from $3.1 million in 1996 to $3.3 million in 1997. As a percentage of net sales, research and development costs increased from 5.1% for the year ended December 31, 1996 to 5.3% for the year ended December 31, 1997. The Company continues to invest in programs to improve manufacturing costs and product performance in both multimode and single-mode product lines, to develop new special performance fiber products and to develop alternative process technologies. The Company intends to approximately double its research and development spending in 1998.

Other Income (Expense), net


         Other income (expense), net favorably increased by $1.2 million to net other income of $1.1 million in 1997 compared with net other expense of $65,000 in 1996. Interest income increased $1.1 million, or 487.2%, from $226,000 in 1996 to $1.3 million in 1997 due to a higher level of cash available for investment as a result of the Company's secondary public offering in February, 1997. Interest expense, net of capitalized interest, increased $276,000, or 58.6%, from $471,000 in 1996 to $747,000 in 1997 due to the increase in debt related to the Company's capacity expansion.


Income Taxes


         The effective tax rate declined from 34.0% in 1996 to 29.9% in 1997 primarily due to a lower provision for state income taxes in 1997 as a result of investment tax credits associated with capacity expansion. The effective tax rates for 1997 and 1996 were lower than the statutory combined federal and state tax rates due primarily to a reduction of $300,000 in 1997 and $400,000 in 1996 in the valuation allowance for deferred tax assets due to the Company's belief that it is more likely than not that the additional deferred tax assets will be realized through the utilization of operating loss and tax credit carryforwards. See Note 11 of "Notes to the Consolidated Financial Statements."


Income From Equity in Joint Venture

         The Company realized a loss of $145,000, net of tax from its equity in General Photonics, the joint venture formed in December, 1996 with General Cable. The loss in 1997 was primarily due to lower than anticipated revenues. In 1996, the results of Applied Photonic Devices, Inc., the predecessor to General Photonics, were included in the consolidated results.

Net Income

         Net income increased $1.2 million, or 32.5%, from $3.7 million in 1996 to $4.8 million for the year ended in 1997. The increase was primarily due to improved operating results at Communication Fiber and higher interest income.


      Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

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

         As a percentage of net sales, royalties decrease from 4.1% in 1995 to 3.7% in 1996. This decrease in royalties as a percentage of net sales was primarily due to an increase in the net sales not subject to royalties.

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

Research & Development

         Research and development costs increased $305,000, or 10.8%, from $2.8 million to $3.1 million for the year ended December 31, 1996. As a percentage of net sales, research and development costs decreased from 7.3% for the year ended December 31, 1995, to 5.1% for the year ended December 31, 1996. The Company's increased research and development spending, in absolute dollars, is primarily in programs designed to improve manufacturing cost and product performance in both multimode and single-mode product lines, to develop new special performance fiber products and to develop alternative process technologies.

Other Income (Expense), net

         Other income (expense), net declined by $227,000 for the year ended December 31, 1996 compared to the same period of 1995. The decline was caused primarily by the absence of non-recurring income in 1996 partially offset by a decrease in interest expense of $155,000 due to capitalization of interest in 1996 related to the Company's ongoing plant expansion.

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

Net Income (Loss)

     Net income for the year ended December 31, 1996 was $3.7 million or 5.9% of net sales. Net income for the same period in 1995 was $542,000, or 1.4% of net sales.

                         Liquidity and Capital Resources


         The Company's principal sources of cash are cash flow from operations, established bank credit facilities and existing cash balances. During the year ended December 31, 1997, the Company generated $5.6 million in net cash from operating activities. In February 1997 the Company completed a secondary public offering for a total of 1,500,000 shares of common stock at a price of $19.00 per share. Of the 1,500,000 shares, 1,300,000 were sold by the Company and 200,000 by Allen and Company, Incorporated, a selling stockholder. This offering, including proceeds from the exercise of warrants by the selling stockholder, raised approximately $23.0 million for the Company. This has been used to fund the Company's continuing capacity expansion.


         As of December 31, 1997, the Company had approximately $7.0 million of cash, cash equivalents and marketable securities, including approximately $1.0 million in marketable securities classified as long-term assets, which could be converted to cash if necessary. In addition, the Company has an unused $20.0 million revolving credit agreement with its principal bank. The Company's net working capital position at December 31, 1997 was approximately $16.1 million with a current ratio of 2.4 to 1.

           The Company currently has underway capacity expansion which required significant capital expenditures in 1997. Total planned expenditures for capacity expansion include approximately $44.0 million for SpecTran Communication (which will be completed in 1998) and approximately $9.0 million for SpecTran Specialty, which was completed in 1997. The expansion at SpecTran Specialty has increased capacity there by 50%. When fully operational, the expansion at SpecTran Communication will increase capacity there by 100%. The Company has and intends to continue to finance these expansions through a combination of cash flow from operations, borrowings and existing cash and marketable security balances.

                                  Other Matters

Management is aware of the potential software logic anomalies associated with the year 2000 date change. The Company is in the process of evaluating the potential issues that might need to be addressed in connection with its operations. Based on preliminary information, costs of addressing the issue are not expected to have any material effect upon the Company's financial position, results of operations or cash flows in future periods.

                                Subsequent Events

         On March 13, 1998 the Company announced the settlement of Corning's obligation to purchase multimode optical fiber from the Company under a multi-year supply contract the companies entered into on January 1, 1996. Corning has terminated its purchase of multimode optical fiber from the Company in exchange for a series of cash payments to the Company totaling $4.1 million.


                        Recent Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which established financial accounting and reporting standards for stock-based compensation plans. Companies are encouraged, rather than required, to adopt a new method that accounts for stock compensation awards based on their fair value using an option pricing model. Companies that do not adopt this new method will be required to make pro forma footnote disclosures of net income as if the fair value-based method of accounting required by SFAS No. 123 had been applied. The Company adopted SFAS No. 123 on January 1, 1996. Adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations. The Company has made pro forma footnote disclosures in its December 31, 1997, financial statements (See "Note 9 to the Consolidated Financial Statements - Stockholder's Equity").

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


         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 " Earnings per Share" (SFAS 128) which has changed the method of computing and presenting earnings per common share. All prior periods presented have been restated in accordance with SFAS 128. This restatement had an immaterial impact on the prior periods' earning per common share amounts calculated under the previous standard (See "Note 10 to the Consolidated Financial Statements - Computation of Earnings per Common Share").

         Effective January 1, 1998, the provisions of Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information" will apply to the Company. The Company anticipates that application of these statements will have an effect on presentation of its financial information.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
              None.

                                                     PART III


Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information to be contained under the heading "Election of Directors" in the Company's proxy statement relating to the 1998 Annual Meeting of Shareholders (the "Proxy Statement") is hereby incorporated herein by reference.


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

             3.   Exhibits:

                  See Exhibit Index on Pages 22 through 27 of this Form 10-K.


(b)               Reports on Form 8-K filed during the final quarter of fiscal
                  1997:  None

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                                      SPECTRAN CORPORATION

          March 27, 1998               By:    /s/  Raymond E. Jaeger
                                              ----------------------
                                              Raymond E. Jaeger
                                              President,
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors



          March 27, 1998               By:    /s/  Bruce A. Cannon
                                              --------------------
                                              Bruce A. Cannon
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



               Signatures                                Title                                Date



/s/  Raymond E. Jaeger                    President, Chief Executive Officer             March 27, 1998
------------------------------
Jaeger                                        and Chairman of the Board of
                                             Directors (principal executive
                                                        officer)

/s/  Bruce A. Cannon                          Senior Vice President, Chief               March 27, 1998
Bruce A. Cannon                              Financial Officer, Secretary,
                                           Treasurer and Director (principal
                                            financial officer and principal
                                                  accounting officer)

/s/  John E. Chapman                       Senior Vice President - Technology            March 27, 1998
-------------------------------
John E. Chapman                                       and Director




/s/  Ira S. Nordlicht                                   Director                         March 27, 1998
-----------------------------------
Ira S. Nordlicht



/s/  Paul D. Lazay                                      Director                         March 27, 1998
---------------------------------
Paul D. Lazay



/s/  Richard M. Donofrio                                Director                         March 27, 1998
----------------------------------
Richard  M. Donofrio



/s/  Lily K. Lai                                        Director                         March 27, 1998
-------------------------------------
Lily K. Lai



/s/  Charles B. Harrison                                Director                       March 27, 1998
---------------------------------------
Charles B. Harrison


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

   10.65 Lease between Fabrilock, Inc. and Applied Photonic Devices, Inc. dated February 6, 1996.(Incorporated by reference to the Registrant's Report on Form 10-K dated March 29, 1996).

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

   10.105 Cross-Indemnity Agreement between SpecTran Corporation and Allen Company Incorporated. (Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-19449) effective February 12,1997.)


   10.106 Common Stock Purchase Warrant issued to Allen & Company Incorporated. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)


   10.107  Settlement   Agreement  dated  February  13, 1998  between  SpecTran
           Corporation and Corning Incorporated.

   21.0    Subsidiaries.

------------------------------

     * Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 2-83172) effective June 2, 1983

                              SpecTran Corporation

                                    Form 10-K

                           Items 8, 14 (a) (1) and (2)

             Index to Consolidated Financial Statements and Schedule

The following consolidated financial statements of the registrant required to be included in Item 8 and 14 (a) (1) are listed below:

                                                                                                   Page

Independent Auditors' Report                                                                       F-2
Financial Statements:
     Consolidated   Balance  Sheets  as  of  December  31,  1997  and  1996  F-3
     Consolidated  Statements  of  Operations  for the Years Ended  December 31,
     1997,
          1996 and 1995                                                                            F-4
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
          1996 and 1995                                                                            F-5
     Consolidated Statements of Stockholders' Equity for the Years
           Ended December 31, 1997, 1996 and 1995                                                  F-6
     Notes to Consolidated Financial Statements                                              F-7 through F-24



The following financial statement schedule of the registrant is included pursuant to Item 14 (a) (2):

Financial Statement Schedule                                                                       Page


        I.  Valuation and Qualifying Accounts                                                      F-25

Schedules other than that mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is presented in the consolidated financial statements, including the notes thereto.

                                      F-1

                                           Independent Auditors' Report




The Board of Directors and Stockholders
SpecTran Corporation:


     We have audited the consolidated financial statements of SpecTran Corporation as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpecTran Corporation as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG PEAT MARWICK LLP



Boston, Massachusetts
February 16, 1998

                                               SpecTran Corporation
                                            Consolidated Balance Sheets
                                               Dollars in thousands

                                              ASSETS (NOTE 8 AND 15)
                                                                                       1997                1996
                                                                                       ----                ----
Current Assets:
     Cash and Cash Equivalents                                                    $      445          $    3,565
     Current Portion of Marketable Securities (Note 2)                                 5,535              13,822
     Trade Accounts Receivable, net of allowance for doubtful
                  accounts of $389 and $218 in 1997 and 1996, respectively             8,622               7,621
     Inventories (Note 3)                                                              9,666               7,254
     Deferred Income Taxes, net (Note 11)                                              1,189                 791
     Prepaid Expenses and Other Current Assets                                         1,943               1,316
                                                                                  ----------          ----------

     Total Current Assets                                                             27,400              34,369
                                                                                  ----------          ----------

Investment in Joint Venture (Note 15)                                                  4,213               4,135

Property, Plant and Equipment, net (Note 4)                                           55,409              17,890

Other Assets:
     Long-term Marketable Securities (Note 2)                                            996               1,595
     License Agreements, net (Note 5)                                                    603                 804
     Deferred Income Taxes, net (Note 11)                                                412                 814
     Goodwill, net (Note 6)                                                              872                 950
     Other Long-Term Assets (Note 14)                                                  2,200               1,899
                                                                                  ----------          ----------
     Total Other Assets                                                                5,083               6,062
                                                                                  ----------          ----------
              Total Assets                                                        $   92,105          $   62,456
                                                                                  ==========          ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities (Note 15):
     Accounts Payable                                                              $    4,758          $    3,763
     Income Taxes Payable                                                                 573                 301
     Accrued Defined Benefit Pension Liability (Note 14)                                1,716               1,461
     Accrued Liabilities (Note 7)                                                       4,299               4,528
                                                                                   ----------          ----------

     Total Current Liabilities                                                         11,346              10,053
                                                                                   ----------          ----------

Long-term Debt (Note 8)                                                                24,000              24,000
                                                                                   ----------          ----------


Stockholders' Equity (Note 9):

     Common  Stock,  voting,  $.10  par  value;  authorized  20,000,000  shares;
         outstanding 7,000,634 shares and 5,400,071 shares in 1997 and
         1996, respectively                                                               700                 540
     Common Stock, non-voting, $.10 par value;

          authorized 250,000 shares, no shares outstanding                                 --                  --
     Paid-in Capital                                                                   50,223              26,884
     Net Unrealized Loss on Marketable Securities (Note 2)                                 (1)                (16)
     Retained Earnings                                                                  5,837                 995
                                                                                   ----------          ----------


     Total Stockholders' Equity                                                        56,759              28,403
                                                                                   ----------          ----------

              Total Liabilities and Stockholders' Equity                           $   92,105          $   62,456
                                                                                   ==========          ==========

                See accompanying notes to consolidated financial statements.

                                               SpecTran Corporation
                                       Consolidated Statements of Operations
                                   Dollars in thousands except per share amounts



                                                                           Years Ended December 31,
                                                           ---------------------------------------------------------
                                                                 1997                1996               1995
                                                                 ----                ----               ----

Net Sales (Note 12)                                            $   62,057         $   61,571         $   38,581
Cost of Sales                                                      38,781             39,196             25,520
                                                               ----------         ----------         ----------

     Gross Profit                                                  23,276             22,375             13,061

Selling and Administrative Expenses                                13,966             13,641              9,669
Research and Development Costs                                      3,289              3,132              2,827
                                                               ----------         ----------         ----------

Income from Operations                                              6,021              5,602                565
                                                               ----------         ----------         ----------

Other Income (Expense):
     Interest Income                                                1,327                226                328
     Interest Expense                                                (747)              (471)              (626)
     Other, Net                                                       510                180                510
                                                               ----------         ----------         ----------

     Other Income (Expense), net                                    1,090                (65)               212
                                                               ----------         ----------         ----------

Income before Income Taxes                                          7,111              5,537                777
Income Tax Expense (Note 11)                                        2,124              1,882                235
                                                               ----------         ----------         ----------

Income before Equity in Joint Venture                               4,987              3,655                542
Income (Loss) from Joint Venture, Net of
     Income Taxes                                                    (145)                --                 --
                                                               ----------         ----------         ----------

Net Income                                                     $    4,842         $    3,655         $      542
                                                               ==========         ==========         ==========

Net earnings per Common Share (Note 10):

            Basic                                             $     .72           $         .68       $    .10
                                                               ========           =============       ========

            Diluted                                           $     .68          $         .61       $     .10
                                                               ========           ============        ========

          See accompanying notes to consolidated financial statements.

                                               SpecTran Corporation
                                       Consolidated Statements of Cash Flows
                                               Dollars in thousands
                                            Years Ended December 31,

                                                                                 1997              1996             1995
                                                                                 ----              ----             ----
Cash Flows from Operating Activities:

     Net income                                                                $   4,842        $   3,655         $     542
     Reconciliation of net income to net cash provided by operating activities:
         Depreciation and amortization                                             3,969            3,071             2,338
         Loss (gain) on sale of assets                                                --               --                 8
         Loss (gain) on sale of marketable securities                                (24)              19                17
         Changes in valuation accounts                                              (532)            (380)             (632)
         Change in long-term deferred income taxes                                   402            1,118               576
         Change in other long-term assets                                           (409)            (344)             (110)
     Changes  in  assets  and  liabilities,  net of  effects  from  purchase  of businesses:

         Current deferred income taxes                                              (398)             (83)             (339)
         Accounts receivable                                                      (1,172)          (2,136)             (409)
         Inventories                                                              (1,709)          (3,742)           (2,501)
         Prepaid expenses and other current assets                                  (639)             (50)             (260)
         Income taxes payable/receivable                                             273             (150)              716
         Accounts payable and accrued liabilities                                  1,021            3,606             1,854
                                                                               ---------        ---------         ---------


Net Cash Provided by Operating Activities                                          5,624            4,584             1,800
                                                                               ---------        ---------         ---------

Cash Flows from Investing Activities:

     Sale of Assets of Applied Photonic Devices                                       --            5,278                --
     Acquisition of businesses                                                        --               --            (3,822)
     Acquisition of property, plant and equipment                                (41,157)         (11,100)           (2,540)
     Loss on Disposition of Equipment                                                 61               --                --
     Purchase of marketable securities                                          (254,437)         (29,658)          (10,894)
     Proceeds from sale/maturity of marketable securities                        263,368           19,439            11,839
     Proceeds from sale of equipment                                                  --               --                 5
     Investment in joint venture                                                     (78)            (354)               --
                                                                               ---------        ---------         ---------


Net Cash Used in Investing Activities                                            (32,243)         (16,395)           (5,412)
                                                                               ---------        ---------         ---------

Cash Flows from Financing Activities:

     Borrowings of long-term debt                                                     --           28,000             4,760
     Reduction of debt                                                                --          (14,000)               --
     Issuance of Common Stock, net                                                23,082               --                --
     Tax effect of disqualifying disposition of ISO shares                            43              117                --
     Proceeds from exercise of stock options and warrants                            374              329                --
     Deferred financing costs                                                         --             (695)               --
                                                                               ---------        ---------         ---------

Net Cash Provided by Financing Activities                                         23,499           13,751             4,760
                                                                               ---------        ---------         ---------


Increase (Decrease) in Cash and Cash Equivalents                                  (3,120)           1,940             1,148
Cash and Cash Equivalents at Beginning of Year                                     3,565            1,625               477
                                                                               ---------        ---------         ---------

Cash and Cash Equivalents at End of Year                                       $     445        $   3,565         $   1,625
                                                                               =========        =========         =========

          See accompanying notes to consolidated financial statements.

                              SpecTran Corporation
                 Consolidated Statements of Stockholders' Equity
              For the Years Ended December 31, 1997, 1996 and 1995
                              Dollars in thousands

                                                                                   Net
                                                                                Unrealized
                                                                              Gain(Loss) on
                                                                                                 Retained         Total
                                          Common Stock           Paid-in        Marketable       Earnings     Stockholders'
                                       Shares     Par Value      Capital        Securities       (Deficit)        Equity

Balance at December 31, 1994         5,207,409         $520        $26,028         $(242)         $(3,202)        $23,104

     Exercise of Stock Options
     (Note 9)                            1,833           --              7            --               --               7
     Issuance of Shares in
       Connection with
       Acquisition (Note 15)           144,444           15            408            --               --             423
     Unrealized Gain on
       Marketable Securities                --           --             --           220               --             220
     Net Income                             --           --             --            --              542             542
                                  ------------       ------       --------        ------        ---------      ----------


Balance at December 31, 1995         5,353,686          535         26,443          (22)           (2,660)         24,296


     Exercise of Stock Options
     (Note 9)                           46,385            5            324           --                --             329
     Tax Effect of Disqualifying
        Disposition of ISO shares                        --            117           --                --             117
        (Note 11)
     Unrealized Gain on
       Marketable Securities                --           --             --            6                --               6
     Net Income                             --           --             --           --             3,655           3,655
                                  ------------       ------       --------       ------         ---------      ----------

Balance at December 31, 1996         5,400,071          540         26,884          (16)              995          28,403

      Exercise of Stock Options
      (Note 9)                         100,563           10            364           --               --              374
      Issuance of Shares in
        Connection with Stock
        Offering (Note 9)            1,500,000          150         22,932           --               --           23,082
      Tax Effect of Disqualifying
         Disposition of ISO shares
         (Note 11)                          --           --             43           --               --               43
     Unrealized Gain on
       Marketable Securities                --           --             --           15               --               15
     Net Income                             --           --             --           --            4,842            4,842
                                   -----------       ------       --------       ------        ---------       ----------

Balance at December 31, 1997         7,000,634          $700      $ 50,223       $   (1)       $   5,837         $   56,759
                                     =========        ======      ========       ======        =========         ==========



          See accompanying notes to consolidated financial statements.

                              SPECTRAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995



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

Principles of Consolidation and Basis of Accounting

         The  consolidated  financial  statements  include  the  accounts of the
Company and all wholly owned subsidiaries: SpecTran Communication Fiber Technologies, Inc., SpecTran Specialty Optics Company and Applied Photonic Devices, Inc. ("APD") which holds the Company's investment in General Photonics, LLC, a 50-50 joint venture between the Company and General Cable Corporation ("General Cable"), a former subsidiary of Wassall plc. In December 1996, the Company sold certain of the assets of APD to General Cable and then contributed the remaining non-cash assets of APD to General Photonics for a 50% equity interest (See Note 15). The investment in General Photonics is accounted for under the equity method of accounting pursuant to which the Company records its 50% interest in General Photonics' net operating results. Prior to the formation of General Photonics, APD's results of operations, including net sales and expenses, were consolidated with those of the Company. All significant intercompany balances and transactions have been eliminated.

         Management uses estimates and assumptions in preparing the financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the reported revenue and expenses. Actual results may vary from the estimates.

         Certain 1996 and 1995 balances have been reclassified to be consistent with the current year's presentation.


Revenue Recognition

         Sales revenues are recognized upon shipment of goods. Customers generally have the right to return for replacement any goods which do not meet the customer's purchase order specifications. Sales revenues and cost of sales as reported in the consolidated statements of operations are adjusted to reflect estimated returns and warranty costs.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995

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

     Supplemental disclosure of cash flow information includes cash paid during the year for (in thousands):
                                   1997               1996                1995
                                   ----               ----                ----
            Interest              $2,120               $780               $510
            Income Taxes           2,159              1,044                100

Property, Plant and Equipment


         Property, plant and equipment are carried at cost. Machinery and equipment assembled by the Company are valued at the cost of component parts purchased, plus the approximate labor and overhead costs to the Company. Significant renewals and betterments are capitalized. The cost of maintenance and repairs is charged to income as incurred. Repairs and maintenance costs amounted to $1.6 million, $1.5 million and $1.0 million in 1997, 1996 and 1995, respectively.


         Depreciation is provided by the straight-line method. The principal annual rates of depreciation are:

         Buildings and building improvements..................4%
         Machinery and equipment.......................14% to 33-1/3%

         In 1997 the Company changed the rate of depreciation for all machinery and equipment put in service after January 1, 1997, from 5 to 7 years. This was to more accurately reflect the economic life of these assets.

         Depreciation expense of property, plant and equipment amounted to $3.6 million, $2.5 million and $1.9 million in 1997, 1996 and 1995, respectively.
                                      F-8

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995


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

License Agreement and Other Assets

         The total cost of the license agreement obtained in 1991 is being amortized and charged to expense based on a ten year life. Amortization expense amounted to $201,000 for 1997, 1996 and 1995. Deferred financing costs are amortized and charged to expense over the lives of the related debt. Patents are being amortized over a seventeen year life.

Single-mode Fiber Manufacturing Development Costs

         Manufacturing development costs are expensed as incurred. In addition to research and development expenses for single-mode fiber, there were manufacturing development start-up costs relating to single-mode fiber of approximately $1.8 million in 1995 that were included in cost of sales. There were no manufacturing development start-up costs relating to single-mode fiber in 1997 and 1996.

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

Income (Loss) per Share of Common Stock

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128) which has changed the method of computing and presenting earnings per common share. All prior

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995




periods presented have been restated in accordance with SFAS 128. This restatement had an immaterial impact on the prior periods' earnings per common share amounts calculated under the previous standard.

Financial Instruments


     Financial instruments of the Company consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and senior secured notes. The carrying amounts of these financial instruments approximate their fair value.


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

2 - Marketable Securities

         A summary of marketable securities available for sale for the years ended December 31, 1997 and 1996 is as follows (in thousands):

                                                                                                           Quoted
                                       Purchase         Amortized       Unrealized      Unrealized         Market
                                         Price            Cost            Gains           Losses            Value
                                         -----            ----            -----           ------            -----
1997
Money Market                          $       88        $     88           $  --          $    --        $       88
U.S. Government and
  Agency Obligations                          --              --              --               --                --
Corporate Debt Securities                  4,451           4,446              --                2             4,444
Commercial Paper                           1,998           1,998               1               --             1,999
                                      ----------        --------           -----          -------        ----------
Total                                 $    6,537        $  6,532           $   1          $     2        $    6,531
                                      ==========        ========           =====          =======        ==========

1996
Money Market                          $    4,715        $  4,715           $  --          $    --        $    4,715
U.S. Government and
  Agency Obligations                         902             900              --               12               888
Corporate Debt Securities                    860             859              --                3               856
Commercial Paper                           8,959           8,959              --                1             8,958
                                      ----------        --------           -----          -------        ----------
Total                                 $   15,436        $ 15,433           $  --          $    16        $   15,417
                                      ==========        ========           =====          =======        ==========

                                      F-10

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995


     The amortized cost and estimated market value of debt securities are shown below (in thousands):

                                                     1997                                      1996
                                        Amortized             Quoted              Amortized             Quoted
                                          Cost             Market Value             Cost             Market Value
                                          ----             ------------             ----             ------------
Expected Maturities:
   Within one year                        $3,448                $3,448             $   592               $   588
   One to five years                       1,167                 1,156               1,167                 1,156

         Proceeds from sales of marketable securities, prior to maturity, during 1997 and 1996 were $4.8 million and $1 million, respectively. A pretax gain of $24,000 for 1997 and a pretax loss $19,000 for 1996 were recognized on these sales.

3 - Inventories

         Inventories consisted of (in thousands):


                                                      December 31,
                                      -----------------------------------------
                                             1997                 1996
                                             ----                 ----

                   Raw Materials          $   4,036            $   3,677
                   Work in Process            1,010                1,209
                   Finished Goods             4,620                2,368
                                          ----------             --------
                                          $    9,666           $    7,254
                                          ==========           ==========


4 - Property, Plant and Equipment

         Property, plant and equipment consisted of (in thousands):

                                                                                  December 31,
                                                                       -----------------------------------
                                                                             1997              1996
                                                                             ----              ----

Land and Land Improvements                                                $      978        $      937
Buildings and Improvements                                                    10,453             3,840
Machinery and Equipment                                                       33,567            19,213
Construction in Progress                                                      27,694             8,611
                                                                          ----------        ----------
                                                                              72,692            32,601
Less:  Accumulated Depreciation                                               17,283            14,711
                                                                          ----------        ----------
Property, Plant and Equipment, net                                        $   55,409        $   17,890
                                                                          ==========        ==========

         In 1997, the Company had underway capacity expansion requiring significant capital expenditures. Total planned expenditures for capacity expansion include approximately $44.0 million for SpecTran Communication

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995


(expected to be completed in 1998) and approximately $9.0 million for SpecTran Specialty, which was completed in 1997.

         In 1997, the Company recorded approximately $1.4 million in capitalized interest related to the expansions.



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

         In January, 1991, the Company entered into a new fiber manufacturing license agreement with Corning which expanded and extended the original 1983 agreement. The new agreement gives SpecTran the ability to increase substantially its fiber production using Corning's United States patents, providing for an immediate considerable increase in licensed fiber eligible for manufacture by SpecTran in 1991, with further annual increases through the year 2000. The Company paid a $2 million fee for the new license agreement in four semiannual installments of $500,000, beginning in January, 1991. The license obtained from Corning is limited, non-assignable, non-exclusive and royalty-bearing, to make, use and sell optical fiber under certain of Corning's United States patents with a filing date prior to January 1, 1996. The license has a term equal to the life of the last to expire of the Corning or Company patents licensed under the agreement. Corning has the right to terminate the license in the event that more than 30% of the Company's voting stock is acquired, directly or indirectly, by another manufacturing company. The Company granted to Corning a non-exclusive royalty-free license for any United States patents filed prior to January 1, 1996 related to optical fiber. The Company believes that its manufacturing and sale of single-mode fiber is not subject to the Corning license agreement.

         At December 31, 1997, the Company or its subsidiaries had a non-assignable, non-exclusive, unlimited, royalty-bearing license from Lucent Technologies Inc. ("Lucent"), formerly AT&T Technologies, Inc. and a non-exclusive, royalty-bearing license granted by Sumitomo Electric Industries, Ltd. to make, use and sell optical fibers under certain patents owned by those companies. No payments are required under these licenses other than royalty payments.

         During 1997, approximately 30% and 45% of the Company's net sales, respectively, were subject to the Corning and Lucent licenses. During 1996, approximately 36% and 62% of the Company's net sales, respectively, were subject to the Corning and Lucent licenses. The Corning license contains certain annual quantity limitations which increase annually through the year 2000.

     Total royalties expensed during the years ended December 31, 1997, 1996 and 1995 were $1.9 million, $2.3 million and $1.6 million, respectively.

6 - Goodwill

         Goodwill consisted of (in thousands):

                                                          December 31,
                                            -----------------------------------
                                                   1997              1996
                                                   ----              ----

           Goodwill                             $  1,181          $  1,181
           Less Accumulated Amortization            (309)             (231)
                                                --------          ---------

                                                $    872          $    950
                                                ========          ========

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995



7 - Accrued Liabilities

         Accrued liabilities consisted of (in thousands):


                                                         December 31,
                                           -------------------------------------
                                                1997                      1996
                                                ----                      ----

             Salaries and Wages             $     612                $     827
             Royalties                            885                    1,149
             Health Insurance                     486                      514
             Incentive Compensation             1,492                    1,451
             Other                                824                      587
                                            ---------                ---------
                                            $   4,299                $   4,528
                                            =========                =========


8 - Long-Term Debt

         Long-term debt consisted of (in thousands):
                                                                                              December 31,
                                                                                   ------------------------------------
                                                                                         1997                1996
                                                                                         ----                ----
Revolving credit loan facility at the lower of prime or LIBOR

   plus 1.5%, repaid in April 1996                                                     $       --         $       --
Series A Senior Secured Notes at 9.24% interest                                            16,000             16,000
Series B Senior Secured Notes at 9.39% interest                                             8,000              8,000
                                                                                       ----------         ----------

              Total                                                                    $   24,000         $   24,000
                                                                                       ==========         ==========


         In December 1996, the Company sold to a limited number of selected institutional investors an aggregate principal amount of $24.0 million of senior secured notes (the "Notes"), consisting of $16.0 million of 9.24% interest Series A Senior Secured Notes due December 26, 2003 (the "Series A Notes") and $8.0 million of 9.39% interest Series B Senior Secured Notes due December 26, 2004 (the "Series B Notes"). Interest on the Notes is payable semi-annually, with five equal annual principal repayments required beginning December 26, 1999 for Series A Notes and December 26, 2000 for Series B Notes. The Notes constitute senior secured debt of the Company secured by a first priority security interest in substantially all of the assets of the Company and all current and hereinafter created or acquired subsidiaries, a pledge by the Company of the issued and outstanding stock of its subsidiaries and mortgages on real estate owned by the Company's subsidiaries. The Company's obligations are also guaranteed by the Company's subsidiaries and rank on an equal basis with all other senior secured indebtedness of the Company. The Notes also provide for certain financial and non-financial covenants usual for this type of transaction. The Company used approximately $14.0 million from the sale of the Notes to repay all outstanding indebtedness and restructured its existing $22.0 million of total borrowing capacity with its principal bank, composed of a $14.5 million revolving credit agreement and $7.5 million in equipment and real estate term loans, into a $20.0 million revolving credit agreement, maturing December

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995


1999, with the same security interest in the Company's assets as the Notes. The Company has the option to select from time to time the interest rate on the revolving credit agreement at either the LIBOR rate plus 1.5% or Fleet Bank's prime rate provided that, under certain circumstances, Fleet Bank may deem that the LIBOR rate is not available. As of December 31, 1997 the Company had no borrowing against the revolving credit agreements.


9 - Stockholders' Equity

(a)  Warrants

     As part of an agreement entered into in September, 1990 with Allen & Company, Incorporated (Allen), warrants to purchase 350,000, 30,000 and 20,000 shares of SpecTran voting common stock at an exercise price of $2.00 through August 14, 1999, were issued to Allen, Richard A.M.C. Johnson, who retired as a director of the Company in 1996, and Patrick E. Brake, a former director of the Company, respectively. In conjunction with the Company's public offering in February 1997, Allen exercised warrants to purchase 200,000 shares and sold them in the offering. At December 31, 1997 Allen owned none of the Company's outstanding stock; if the remainder of the Allen warrants were exercised, Allen would own approximately 2.1% of the Company's outstanding stock. In June, 1992 the Johnson warrant was exercised and in January, 1993 the Brake warrant was exercised.

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

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995


     Activity in the plans for the years ended December 31, 1997, 1996 and 1995 is summarized below (dollars in thousands except per share amounts):

                                              Shares
                                            Available                       Shares Under Option
                                            for Option       Shares               Price                Amount
                                                                        ---------------------------
Balance at December 31, 1994                     272,259       411,271       $1.188 -      $22.250      $3,437

   Options Granted                              (139,750)      139,750       $5.375 -       $5.500         733
   Options Exercised                                  --        (1,833)      $3.375 -       $4.750          (6)
   Options Forfeited                               5,700        (5,700)      $6.000 -      $22.250         (57)
                                                   -----        ------       ------        -------         ---

Balance at December 31, 1995                     138,209       543,488       $1.375 -      $22.250       4,107

   Increase in Shares Reserved                   250,000            --           --             --          --
   Options Granted                              (165,500)      165,500       $5.500 -      $21.750       2,594
   Options Exercised                                  --       (46,385)      $1.375 -      $15.250        (329)
   Options Forfeited                              11,900       (11,900)      $3.375 -      $15.250        (100)
                                                  ------       -------       ------        -------        ----

Balance at December 31, 1996                     234,609       650,703       $1.375 -      $22.250       6,272

   Options Granted                              (123,450)      123,450       $10.875-      $14.187       1,711
   Options Exercised                                  --      (100,563)       $1.188-       $8.875        (374)
   Options Forfeited                               3,668        (3,668)       $5,500-      $21.125         (41)
                                                   -----        ------        ------       -------         ---

Balance at December 31, 1997                     114,827       669,922        $3.375-      $22.250      $7,568
                                                 =======       =======        ======       =======      ======



         As of December 31, 1997, options for 390,854 shares were vested and exercisable at an aggregate exercise amount of $3.9 million ($9.96 per share).


         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its fixed stock options plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of FASB Statement 123, the Company's net income and earnings per share for the years ended December 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated as follows:

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995


                                               1997           1996        1995
                                               ----           ----        ----
Net income (in thousands):
     As reported                             $4,842         $3,655        $542
     Pro forma                               $4,594         $3,340        $233

Net income per  share:
     As reported                               $.68           $.61        $.10
     Pro forma                                 $.64           $.56        $.04



     The fair value of options granted under the Company's fixed stock option plan during 1997, 1996 and 1995 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 63% for 1997 and 64% for 1996 and 1995, risk free interest rate of 7%, and expected life of five years.


(c)   Secondary Stock Offering

         On February 18, 1997, the Company completed a secondary public offering of 1,500,000 shares of common stock at a price of $19.00 per share. Of the 1,500,000 shares, 1,300,000 were sold by the Company and 200,000 by Allen and Company, Incorporated, a selling stockholder.

10- Computation of Earnings per Common Share

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128) which has changed the method of computing and presenting earnings per common share. All prior periods presented have been restated in accordance with SFAS 128. This restatement had an immaterial impact on the prior periods' earnings per common share amounts calculated under previous standard.

         Under SFAS 128, primary earnings per common share has been replaced with basic earnings per common share. The basic earnings per share computation is based on the earnings applicable to common stock divided by the weighted average number of shares of common stock divided by the weighted average number of shares of common stock outstanding in 1997, 1996 and 1995.

         Fully diluted earnings per common share has been replaced with diluted earnings per common share. The diluted earnings per common share computation includes the common stock equivalency of options granted to employees under the stock incentive plan. Excluded from the diluted earnings per common share calculation are options granted to employees that are anti-dilutive based on the average stock price for the year.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995


                                                             1997                1996                1995
                                                             ----                ----                ----
Earnings per common share-basic
   Earnings applicable to common stock                    $  4,842            $   3,655            $     542
                                                          ========            =========            =========

   Weighted average shares outstanding                       6,724                5,374                5,298
                                                          ========            =========            =========

   Earnings per common share-basic                        $     .72           $      .68           $      .10
                                                          =========           ==========           ==========

Earnings per common share-diluted
   Earnings applicable to common share                    $  4,842            $   3,655            $     542
                                                          ========            =========            =========

   Weighted average shares outstanding                       6,724                5,374                5,298

    Plus shares issuable on:
        Exercise of dilutive options                           424                  588                  284
                                                          --------            ---------            ---------

    Weighted average shares outstanding
         assuming conversion                                 7,148                5,962                5,582
                                                          ========            =========            =========

   Earnings per common share-diluted                      $     .68           $      .61           $      .10
                                                          =========           ==========           ==========

11- Income Taxes

         Income tax expense attributable to income (loss) from operations differs from the computed expected tax expense (benefit) determined by applying the federal income tax rate of 34 percent as follows (in thousands):

                                                                   1997           1996             1995
                                                                   ----           -----            ----

Computed expected tax expense at 34%                              $   2,368      $   1,883        $   264
   State income taxes, net of federal effect and change in
     valuation allowance                                                 14            298             81
   Research and experimentation credits                                  --             --            244
   Goodwill amortization                                                 --             74             50
   (Decrease) in valuation allowance for deferred income
     taxes                                                             (300)          (400)          (437)
   Other                                                                 42             27             33
                                                                  ---------      ---------        -------
                                                                  $   2,124      $   1,882         $  235
                                                                  =========      =========        =======


                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995


     Total income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 was allocated as follows (in thousands):


                                                               1997              1996             1995
                                                               ----              -----            ----
Income tax expense attributable to:
  Income from operations                                     $   2,124         $   1,882         $   235
  Stockholders' equity, for
     compensation expense for tax purposes from the
     disqualifying disposition of stock options
                                                                   (43)             (117)             --
                                                             ----------        ---------         -------

                                                             $   2,081         $   1,765         $   235
                                                             =========         =========         =======

         Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):


                                      Current       Deferred           Total
                                      -------       --------           -----

Year ended December 31, 1997:
     Federal                         $  1,719       $    165        $  1,884
     State                                401           (161)            240
                                     --------       --------        --------

                                     $  2,120       $      4        $  2,124
                                     ========       ========        ========

Year ended December 31, 1996:
     Federal                         $    687       $    668        $  1,355
     State                                560            (33)            527
                                     --------       --------        --------

                                     $  1,247       $    635        $  1,882
                                     ========       ========        ========

Year ended December 31, 1995:
     Federal                         $    277       $   (120)       $    157
     State                                158            (80)             78
                                     --------       ---------       --------

                                     $    435       $   (200)       $    235
                                     ========       ========        ========

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995



         The significant components of deferred income tax expense (benefit) attributable to income from operations for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                             1997                 1996                 1995
                                                             ----                 ----                 ----
Deferred tax expense (exclusive of the effects of
     other components listed below)
                                                            $    304             $  1,035            $    237

(Decrease) in valuation allowance for deferred
     income taxes                                               (300)                (400)               (437)
                                                            ---------            --------            --------

Deferred income tax expense (benefit) attributable
to income from operations                                   $      4             $    635            $   (200)
                                                            ========             ========            ========



         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):


                                                                             1997              1996
                                                                             ----              ----
Deferred tax assets:

     Accounts receivable                                                  $     169         $     125
     Inventories                                                                694               536
     Accrued liability - compensation related expense                           168               115
     Accrued liability - pension                                                338               219
     Other nondeductible reserves and accruals                                    9                 9
     Investment in Joint Venture                                                215                --
     Net operating loss carryforward benefit                                    230               204
     Credit carryforwards benefit                                               716             1,583
                                                                          ---------         ---------

         Total gross deferred tax assets                                      2,539             2,791
         Less valuation allowance                                              (330)             (630)
                                                                          ----------        ----------

         Net deferred tax assets                                              2,209             2,161

Deferred tax liabilities                                                       (608)             (556)
                                                                          ----------        ----------

Net deferred tax assets                                                       1,601             1,605

Less current portion                                                          1,189               791
                                                                          ---------         ---------

Long-term deferred tax asset                                              $     412         $     814
                                                                          =========         =========

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995


         The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $330,000 and $630,000, respectively. Based on the Company's level of net income and projected future earnings, the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized in the future. During 1997, the portion of the deferred tax asset which is expected to be realized increased from 1996; therefore, the Company reduced its valuation allowance by $300,000. The remaining valuation allowance relates primarily to the risk that a portion of the tax credit carryforwards and state operating loss carryforwards will not be used before they expire.

         At December 31, 1997, the Company had the following income tax credit available to offset future income taxes (in thousands):
                                                      Amount          Expires
                                                      ------          -------

Alternative Minimum Tax Credit                    $      686         Indefinite

12- Major Customers

         The   approximate  net  product  sales  by  the  Company  to  customers accounting for 10% or more of total net annual sales are as follows (in thousands):

                             1997                1996               1995
                             ----                ----               ----
   Customer                 Amount    %         Amount     %       Amount     %
   --------                 ------    -         ------     -       ------     -

       A                    $9,522    15        $7,902    13       $5,040    13
       B                     8,906    14                            4,153    11
       C                     6,601    11

         Substantially all of the Company's business is to customers in the telecommunications and data communications industries. International sales, primarily in Asia and Europe, accounted for 22%, 25% and 22% of total sales in 1997, 1996 and 1995, respectively.

13- Commitments


         SpecTran Communication Fiber Technologies, Inc. leases office and warehouse facilities under a lease through March 17, 1998 and leases additional office space under a lease which operates on a month to month basis. SpecTran Specialty leases several cars under leases which operate on a month to month basis. The scheduled rental payments required under these operating leases for 1998 are $31,000. The Company has no lease commitments after 1998.

         Total rent expense for the years ended December 31, 1997, 1996 and 1995 was $301,000, $634,000 and $364,000, respectively. A portion of the total rent expense for 1996 and 1995 was for APD, since its acquisition in May, 1995.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995


14- Employee Benefit Plans

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

         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996.

         Actuarial present value of benefit obligations (in thousands):

                                                                                      1997             1996
                                                                                      ----             ----

          Vested benefit obligation                                                 $   1,041         $     803
                                                                                    =========         =========
          Accumulated benefit obligation                                            $   1,156         $     901
                                                                                    =========         =========
          Projected benefit obligation                                              $   2,155         $   1,650
          Plan assets at fair value - primarily mutual funds                            1,847             1,195
                                                                                    ---------         ---------
          Projected benefit obligation in excess of plan assets                           308               455
          Unrecognized net gain                                                           142                36
          Unrecognized net obligation at January 1, 1991
              being recognized over 17.4 years                                           (180)             (197)
                                                                                    ---------         ---------
          Accrued pension cost                                                      $     270         $     294
                                                                                    =========         =========

          Net pension cost for 1997, 1996 and 1995 included the following components:


                                                                          1997             1996              1995
                                                                          ----             ----              ----
          Service cost - benefits earned during period                  $     285         $     289        $     151
          Interest cost on projected benefit obligation                       130               103               66
          Actual return on assets                                            (302)             (129)            (186)
          Net amortization and deferral                                       213                65              146
                                                                        ---------         ---------        ---------
          Net pension cost                                              $     326         $     328        $     177
                                                                        =========         =========        =========

         Assumptions used in the accounting as of December 31 were as follows:

                                                                             1997               1996
                                                                             ----               ----
          Discount rate                                                      7.5%               7.5%
          Rates of increase in compensation levels                           5.0%               5.0%
          Expected long-term rate of return on assets                        8.5%               8.5%

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995


b)  Supplemental Retirement Agreements

         The Company entered into supplemental retirement agreements with five executive officers in 1996. These agreements provide benefits based on years of service and average eligible pay for executives. The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996.

         Actuarial present value of benefit obligations (in thousands):

                                                                              1997              1996
                                                                              ----              ----

         Vested benefit obligation                                       $        0        $        0
                                                                         ==========        ==========
         Accumulated benefit obligation                                  $    1,271        $    1,170
                                                                         ==========        ==========
         Projected benefit obligation                                    $    1,519        $    1,398
         Unrecognized net gain (loss)                                            83                --
         Unrecognized prior service cost                                 $     (994)       $   (1,096)
                                                                         ----------        ----------
         Accrued pension cost                                            $      608        $      302
                                                                         ==========        ==========


         Net pension cost for 1997, 1996 and 1995 included the following components:

                                                                             1997              1996             1995
                                                                             ----              ----             ----

         Service cost - benefits earned during period                      $     111         $     116         $      --
         Interest cost on projected benefit obligation                            92                84                --
         Net amortization and deferral                                           102                 2               100
                                                                           ---------         ---------         ---------
         Net pension cost                                                  $     305         $     202         $     100
                                                                           =========         =========         =========

         Assumptions used in the accounting as of December 31 were as follows:

                                                                             1997               1996
                                                                             ----               ----
         Discount rate                                                       7.0%               7.0%
         Rates of increase in compensation levels                            5.0%               5.0%
         Expected long-term rate of return on assets                         8.5%               8.5%
         COLA increase                                                       3.5%               3.5%

c)  Defined Contribution Pension Plan

         The Company sponsors a defined contribution pension plan covering substantially all of its employees. Contributions to the plan are discretionary and amounted to $300,000, $361,000 and $83,000 in 1997, 1996 and 1995,
respectively.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995



d)  Directors Retirement Plan

         In December, 1995 the Company adopted a Directors Retirement Plan which provides for retirement benefits for all outside directors with five full calendar years of service as of the later of age 70 or the date of actual retirement as a director. There was no expense in 1997 or 1996 to provide for past service costs.

e)  Bonus Plans

         The Company sponsors an Employee Profit Sharing Plan covering all employees. The Company also sponsored a transitional plan covering key employees in 1995 and adopted a Key Employee Incentive Plan in 1996 which replaced an Income Growth Incentive Plan in 1994. These plans provide for the payment of bonuses if certain performance objectives are obtained. Bonuses of $1.4 million, $1.4 million and $380,000, respectively, were charged to operations in 1997, 1996 and 1995.


15- Acquisitions/Joint Venture

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


         Goodwill of $3.3 million resulted from the purchase and was being amortized over 15 years. Amortization expense amounted to $217,000 and $127,000 in 1996 and 1995, respectively.


         In December 1996, the Company announced the formation of General Photonics, a 50-50 joint venture between the Company and General Cable, a former subsidiary of Wassall plc. General Cable purchased certain assets of the Company's optical fiber cable subsidiary, APD, for approximately $5.8 million and then contributed them to General Photonics for a 50% equity interest. APD contributed its remaining assets to General Photonics in exchange for its 50% equity interest. The net assets, including goodwill, of General Photonics totaled $10.2 million at December 31, 1996. The Company accounts for its interest in the joint venture under the equity method and no gain or loss was recognized as a result of this transaction.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997, 1996 and 1995


         The following pro forma statement of operations for the year ended December 31, 1996 presents the results of operations as if the Company had entered into the joint venture as of January 1, 1996 (in thousands):

Statements of Operations (unaudited)

                                                                                            1996
                                                                                            ----
          Sales                                                                           $ 51,413
          Cost of Sales                                                                     31,977
                                                                                          --------
          Gross Profit                                                                      19,436
          Operating Expenses                                                                14,632
          Equity in Earnings of Joint Venture                                                  530
          Other Income                                                                         297
                                                                                          --------
          Income Before Taxes                                                                5,631
          Income Tax Expense                                                                 1,915
                                                                                          --------
          Net Income                                                                      $  3,716
                                                                                          ========
          Net income per Share of Common Stock                                            $    .63
                                                                                          ========
          Weighted Average shares Outstanding                                                5,926
                                                                                          ========

16- Subsequent Event

         On March 13, 1998 the Company announced the settlement of Corning's obligation to purchase multimode optical fiber from the Company under a multi-year supply contract the companies entered into on January 1, 1996. Corning has terminated its purchase of multimode fiber from the Company in exchange for a series of cash payments to the Company totaling $4.1 million .

17- Quarterly Financial Information (unaudited)
In thousands of dollars except per share data


Quarters                         First       Second         Third       Fourth
----------------------- ------------------ ------------ ------------ ----------
1997
Net Sales                      $16,228      $15,881       $15,638       $14,310
Gross Profit                     6,542        6,162         5,777         4,795
Net Income                       1,122        1,330         1,151         1,239
Earnings per Common
   Share-Basic                     .18          .19           .17           .18
Earnings per Common
   Share-Diluted                   .17          .18           .16           .17

1996

Net Sales                      $13,473      $15,281       $16,161       $16,656
Gross Profit                     4,756        5,318         6,220         6,081
Net Income                         684          833         1,007         1,131
Earnings per Common
   Share-Basic                     .13          .15           .19           .21
Earnings per Common
   Share-Diluted                   .12          .14           .17           .18

                              SPECTRAN CORPORATION
                 Schedule I - Valuation and Qualifying Accounts
              For the Years Ended December 31, 1997, 1996 and 1995

                              Dollars in Thousands




                      Column A                            Column B           Column C           Column D          Column E
                      --------                            --------           --------           --------          --------
                                                         Balance at          Additions                             Balance
                                                          Beginning         Charged to                             at End
                    Description                           of Period          Expenses          Deductions         of Period


For the Year Ended December 31, 1997:

   Allowance - Net Deferred Tax Asset                    $          630     $        --        $        300      $         330
                                                         ==============     ===========        ============      =============

   Allowance for Doubtful Accounts                       $          218     $       171        $         --      $         389
                                                         ==============     ===========        ============      =============

   Allowance for Obsolete Inventory                      $          273     $       703        $         --      $         976
                                                         ==============     ===========        ============      =============


For the Year Ended December 31, 1996:

   Allowance - Net Deferred Tax Asset                    $        1,030     $        --        $        400      $         630
                                                         ==============     ===========        =============     =============

   Allowance for Doubtful Accounts                       $          265     $        --        $         47      $         218
                                                         ==============     ===========        ============      =============

   Allowance for Obsolete Inventory                      $          467     $        --        $        194      $         273
                                                         ==============     ===========        ============      =============


For the Year Ended December 31, 1995:

   Allowance - Net Deferred Tax Asset                    $        1,467     $        --        $        437      $       1,030
                                                         ==============     ===========        ==============    =============

   Allowance for Doubtful Accounts                       $          124     $       141        $         --      $         265
                                                         ==============     ===========        ============      =============

   Allowance for Obsolete Inventory                      $          556     $        --        $         89      $         467
                                                         ==============     ===========        ============      =============