Form 10-Q
period 1998-03-31
SPECTRAN CORP
filed 1998-05-15
CIK 718487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. __


         The number of shares of the registrant's Common Stock outstanding as of April 30, 1998, was 7,001,683.

                         PART I - FINANCIAL INFORMATION
                              SPECTRAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Dollars in thousands except per share amounts
                                   (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                             ---------
                                                                     1998                     1997
                                                                     ----                     ----

Net Sales                                                  $        15,227           $        16,228


Cost of Sales                                                       10,116                     9,686
                                                           ---------------           ---------------
Gross Profit                                                         5,111                     6,542


Selling and Administrative Expenses                                  3,134                     3,982


Research and Development Costs                                       1,176                       781
                                                           ---------------           ---------------


Income from Operations                                                 801                     1,779
                                                           ---------------           ---------------

Other Income (Expense):

     Interest Income                                                   114                       276

     Interest Expense                                                 (124)                     (353)

     Other, Net (Note 5)                                               842                       (53)
                                                           ---------------           ---------------

     Other Income (Expense), net                                       832                      (130)
                                                           ---------------           ---------------

Income before Income Taxes                                           1,633                     1,649

Income Tax Expense                                                     637                       567
                                                           ---------------           ---------------

Income before Equity in Joint Venture                                  996                     1,082

Equity (Loss) from Joint Venture                                      (132)                       40
                                                           ---------------           ---------------

Net Income                                                 $           864           $         1,122
                                                           ===============           ===============



Net Earnings per Common Shares:

   Basic                                                              $.12                      $.18
                                                                      ====                      ====


   Diluted                                                            $.12                      $.17
                                                                      ====                      ====


   Weighted Average Number of

     Common Shares Outstanding:


   Basic                                                             7,002                     6,085
                                                                     =====                    ======


   Diluted                                                           7,192                     6,616
                                                                     =====                    ======

See accompanying notes to these condensed consolidated financial statements.

                              SPECTRAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              Dollars in thousands

                                                                             March 31, 1998                  December 31, 1997
                                                                             --------------                  -----------------
                                                                               (unaudited)
Current Assets:
     Cash and Cash Equivalents                                             $          1,299               $           445
     Current Portion of Marketable Securities                                           --                          5,535
     Trade Accounts Receivable, net                                                  12,394                         8,622
     Inventories                                                                     11,783                         9,666
     Deferred Income Taxes, net                                                       1,189                         1,189
     Prepaid Expenses and Other Current Assets                                        2,112                         1,943
                                                                           ----------------               ---------------
     Total Current Assets                                                            28,777                        27,400

Investment in Joint Venture                                                           4,081                         4,213

Property, Plant and Equipment, net                                                   61,376                        55,409

Other Assets:
     Long-term Marketable Securities                                                     --                           996
     License Agreements, net                                                            552                           603
     Deferred Income Taxes, net                                                         412                           412
     Goodwill, net                                                                      852                           872
     Other Long-term Assets                                                           2,173                         2,200
                                                                           ----------------               ---------------
     Total Other Assets                                                               3,989                         5,083
                                                                           ----------------               ---------------
          Total Assets                                                     $         98,223               $        92,105
                                                                           ================               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                       $         6,326              $          4,758
     Income Taxes Payable                                                               735                           573
     Accrued Liabilities                                                              5,523                         6,015
                                                                            ---------------              ----------------
     Total Current Liabilities                                                       12,584                        11,346

Long-term Debt (Note 4)                                                              28,000                        24,000

Stockholders' Equity:
     Common Stock, voting, $.10 par value; authorized
         20,000,000 shares; outstanding 7,001,349 shares and
         7,000,634 shares in 1998 and 1997, respectively                                700                           700
     Common Stock, non-voting, $.10 par value;
         authorized 250,000 shares; no shares outstanding                                --                            --
     Paid-in Capital                                                                 50,238                        50,223
     Net Unrealized Loss on Marketable Securities                                       --                             (1)
     Retained Earnings                                                                6,701                         5,837
                                                                            ---------------              ----------------
     Total Stockholders' Equity                                                      57,639                        56,759
                                                                            ---------------              ----------------

          Total Liabilities & Stockholders' Equity                          $        98,223              $         92,105
                                                                            ===============              ================

See accompanying notes to these condensed consolidated financial statements.

                              SPECTRAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Dollars in thousands
                                   (unaudited)


                                                                                      Three Months Ended March 31,
                                                                                      1998                    1997
                                                                                      ----                    ----
Cash Flows from Operating Activities:
    Net Income                                                                    $           864         $         1,122
    Reconciliation of Net Income to Net Cash Provided by
    Operating Activities:
        Depreciation and Amortization                                                       1,386                     933
        Other Non-Cash Charges                                                                (25)                   (243)
        Changes in Other Components of Working Capital                                     (4,798)                 (4,896)
                                                                                  ---------------         ---------------
        Net Cash Used in Operating Activities                                              (2,573)                 (3,084)

Cash Flows from Investing Activities:
    Loss on Disposition of Equipment                                                           60                     --
    Acquisition of Property, Plant and Equipment                                           (7,313)                 (4,848)
    Purchase of Marketable Securities                                                      (9,652)               (119,494)
    Proceeds from Sale/Maturity of Marketable Securities                                   16,184                 102,289
    Investment in Joint Venture                                                               132                     (40)
                                                                                  ---------------         ---------------
    Net Cash Used in Investing Activities                                                    (589)                (22,093)

Cash Flows from Financing Activities:
    Borrowings of Long-term Debt                                                            4,000                     --
    Proceeds from Exercise of Stock Options and Warrants                                       16                      11
    Issuance of Common Stock                                                                   --                  23,170
                                                                                  ---------------         ---------------
    Cash Provided by Financing Activities                                                   4,016                  23,181

Increase (Decrease) in Cash and Cash Equivalents                                              854                  (1,996)
Cash and Cash Equivalents at Beginning of Period                                              445                   3,565
                                                                                  ---------------         ---------------

Cash and Cash Equivalents at End of Period                                        $         1,299         $         1,569
                                                                                  ===============         ===============




See accompanying notes to these condensed consolidated financial statements.

                              SPECTRAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.       BASIS OF PRESENTATION

         The financial information for the three months ended March 31, 1998, is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results for the entire year.

         The consolidated results for the three months ended March 31, 1998, include the accounts of SpecTran Corporation (the Company) and its wholly-owned subsidiaries, SpecTran Communication Fiber Technologies, Inc.("SpecTran Communication"), SpecTran Specialty Optics Company ("SpecTran Specialty"), and Applied Photonic Devices, Inc. ("APD"), which holds the Company's investment in General Photonics, LLC, a 50-50 joint venture between the Company and General Cable Corporation ("General Cable") a former subsidiary of Wassall plc. The Company sold certain of the assets of APD to General Cable and then contributed the remaining non-cash assets of APD to General Photonics for a 50% equity interest. The investment in General Photonics is accounted under the equity method of accounting pursuant to which the Company records its 50% interest in General Photonics' net operating results. Prior to the formation of General Photonics, APD's results of operations, including net sales and expenses, were consolidated with those of the Company. All significant intercompany balances and transactions have been eliminated.

         These financial statements supplement, and should be read in conjunction with, the Company's audited financial statements for the year ended December 31, 1997, as contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission.


2.       INVENTORIES

         Inventories consisted of (in thousands):

                                                               March 31, 1998                    December 31, 1997
                                                               --------------                    -----------------

          Raw Materials                                        $         3,807                    $         4,036
          Work in Process                                                1,762                              1,010
          Finished Goods                                                 6,214                              4,620
                                                               ---------------                    ---------------

                                                               $        11,783                    $         9,666
                                                               ===============                    ===============

3.       PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of (in thousands):

                                                                     March 31, 1998         December 31, 1997
                                                                     --------------         -----------------

   Land and Land Improvements                                       $            978          $           978
   Buildings and Improvements                                                 11,773                   10,453
   Machinery and Equipment                                                    37,837                   33,567
   Construction in Progress                                                   28,790                   27,694
                                                                    ----------------          ---------------
                                                                              79,378                   72,692
   Less Accumulated Depreciation and Amortization                             18,002                   17,283
                                                                    ----------------          ---------------
                                                                    $         61,376          $        55,409
                                                                    ================          ===============



4.    LONG-TERM DEBT

Long-term debt consisted of (in thousands):

                                                           March 31, 1998              December 31, 1997
                                                           --------------              -----------------
Revolving Credit Loan Facility at the Lower of
    Prime or LIBOR plus 1.5%                                  $  4,000                      $      --
Series A Senior Secured Notes at 9.24% Interest                 16,000                         16,000
Series B Senior Secured Notes at 9.39% Interest                  8,000                          8,000
                                                              ---------                     ---------
     Total                                                    $ 28,000                      $  24,000
                                                              ========                      =========

In December 1996, the Company sold to a limited number of selected institutional investors an aggregate principal amount of $24.0 million of senior secured notes consisting of $16.0 million of 9.24% interest Series A Senior Secured Notes due December 26, 2003, and $8.0 million of 9.39% interest Series B Senior Secured Notes due December 26, 2004. The Company also has a $20.0 million revolving credit agreement with its principal bank, maturing in December 1999. As of March 31, 1998 the Company had borrowed $4.0 million against the revolving agreement.

5.    CORNING SETTLEMENT

         On March 13, 1998, the Company announced the settlement of Corning's obligation to purchase multimode fiber from the Company under a multiyear supply contract the companies entered into on January 1, 1996. Corning has terminated its purchase of multimode fiber from the Company in exchange for a series of cash payments to the Company totaling $4.1 million. In the March 31, 1998 quarter the Company recognized income on the settlement of approximately $900,000.

6.    COMPUTATION OF EARNINGS PER COMMON SHARE

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128) which has changed the method of computing and presenting earnings per common share. All prior periods presented have been restated in accordance with SFAS 128. This restatement had an immaterial impact on prior periods' earnings per common share amounts calculated under previous standard.

         Under SFAS 128, primary earnings per common share has been replaced with basic earnings per common share. The basic earnings per share computation is based on the earnings applicable to common stock divided by the weighted average number of shares of common stock outstanding at March 31, 1998 and March 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      1998                    1997
                                                                      ----                    ----

Net Sales                                                            100.0%                  100.0%
Cost of Sales                                                         66.4%                   59.7%
                                                                      -----                   -----
   Gross Profit                                                       33.6%                   40.3%
Selling and Administrative Expenses                                   20.6%                   24.5%
Research and Development Cost                                          7.7%                    4.8%
                                                                       ----                    ----
   Income from Operations                                              5.3%                   11.0%
Other income (Expense), net                                            5.5%                   (.8)%
                                                                       ----                   -----
   Income before Income Taxes                                         10.8%                   10.2%
Income Tax Expense                                                     4.2%                    3.5%
                                                                       ----                    ----
   Income before Equity in Joint Venture                               6.6%                    6.7%
Income from Joint Venture, net                                        (.9)%                     .2%
                                                                      -----                     ---
   Net Income                                                          5.7%                    6.9%
                                                                       ====                    ====

Net Sales
---------

     Net sales decreased $1.0 million, or 6.2%, from $16.2 million for the three months ended March 31, 1997, to $15.2 million for the three months ended March 31, 1998. This decrease was primarily due to lower unit selling prices for both multimode and single-mode fiber due to the highly competitive market conditions caused by an industry-wide oversupply situation. In addition, the volume of single-mode fiber sales in the March 1998 quarter was substantially lower than in the same quarter last year, in large part due to unsettled economic conditions in Asia and the strength of the dollar which requires lower selling prices to match regional competition. These decreases were partially offset by continued strong market demand for the Company's multimode communication fiber, and increased revenues at SpecTran Specialty.

Gross Profit
------------

         Gross profit decreased $1.4 million, or 21.9%, from $6.5 million for the three months ended March 31, 1997, to $5.1 million for the three months ended March 31, 1998. As a percentage of net sales, the gross profit decreased to 33.6% for the three months ended March 31, 1998 from 40.3% for the three months ended March 31, 1997. The decrease in gross profit was primarily due to the decrease in net sales for the 1998 period and industry pricing pressure for standard communication fiber products. This was partially offset by higher manufacturing efficiencies at SpecTran Specialty following the consolidation of its operations at its new facility. As a percentage of net sales, royalties increased from 3.2% in the three months ended March 31, 1997 to 4.1% for the three months ended March 31, 1998 primarily due to an increase in the percentage of net sales subject to royalty.

Selling and Administration
--------------------------

         Selling and administrative expenses decreased $848,000, or 21.3%, from $4.0 million for the three months ended March 31, 1997 to $3.1 million for the three months ended March 31, 1998. Included in the three months of March 31, 1997 were $700,000 of costs associated with the Company's one-time management reorganization and training costs. As a percentage of net sales, selling and administrative expenses decreased to 20.6% for the three months ended March 31, 1998 from 24.5% for the three months ended March 31, 1997.

Research and Development
------------------------

         Research and development costs increased $395,000, or 50.6%, from $781,000 for the three months ended March 31, 1997 to $1.2 million for the three months ended March 31, 1998. The Company continues to increase its investment in programs to improve manufacturing cost and product performance in both multimode and single-mode product lines, to develop new special performance fiber products and to develop alternative process technologies. As a percentage of net sales, research and development costs increased from 4.8% for the three months ended March 31, 1997 to 7.7% for the three months ended March 31, 1998.

Other Income (Expense), net
---------------------------

         Other income (expense), net favorably increased by $962,000 for the three months ended March 31, 1998 compared to the same period of 1997, primarily due to approximately $900,000 of other income related to the settlement of a multi-year supply contract with Corning. Interest income decreased by $162,000, or 58.7%, for the three months ended March 31, 1998, as compared to the same period in 1997 due to a lower level of cash available for investment. Net interest expense decreased by $229,000, or 64.9%, for the three months ended March 31, 1998, compared to the same period in 1997 due to a higher level of capitalized interest associated with the Company's capacity expansion programs. Other income (expense) increased $895,000 primarily due to the Company's settlement of a multi-year supply contract with Corning.

Income Taxes
------------

         A tax provision of 39.0% of pre-tax income was provided for the three months ended March 31, 1998 compared to a tax provision of 34.4% of pre-tax income for the comparable period in 1997. The lower effective tax rate for the 1997 period was due to the Company benefiting from tax credit carryforwards and low state income taxes as a result of the high level of investment tax credits due to the capacity expansions.

Income from Equity in Joint Venture
-----------------------------------

         The Company realized a loss of $132,000, net of tax, from its equity in General Photonics, the joint venture formed in December, 1996 with General Cable. The loss was due to lower than anticipated revenues.

Net Income

         Net income for the three months ended March 31, 1998 decreased $258,000, or 23.0%, from the same period in 1997. Net income decreased primarily as a result of the decreased sales and gross profit for the three months ended March 31, 1998 compared to the same period in 1997.

Liquidity and Capital Resources
-------------------------------

         The Company's principal sources of cash are cash flow from operations, established bank credit facilities and existing cash balances. As of March 31, 1998, the Company had approximately $1.3 million of cash and cash equivalents. In addition, the Company has a $20.0 revolving credit agreement with its principal bank, $16.0 million of which is currently available. The Company at March 31, 1998, had working capital of approximately $16.2 million and a current ratio of 2.3 to 1.

     The Company is continuing its capacity expansion which will require approximately $16.0 million in capital expenditures through the remainder of 1998, which will result in total expenditures for capacity expansion of approximately $44.0 million at SpecTran Communication and $12.0 million at SpecTran Speciality. When fully operational, the expansion at SpecTran Communication will increase capacity there by 100%, and the expansion at SpecTran Specialty which was completed in 1997 increased capacity there by 50%. The Company intends to continue to finance this expansion through a combination of cash flow from operations and borrowings.

Other Matters
-------------

     Charles B. Harrison, a Company Director since July 1997, was appointed President and Chief Executive Officer of the Company, effective April 13, 1998, succeeding Dr. Raymond E. Jaeger. Dr. Jaeger remains the Company's Chairman of the Board.

Forward Looking Statements
--------------------------

         This report contains forward looking statements which are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. These uncertainties include, but are not limited to, general economic conditions and competitive conditions in markets served by the Company.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     10.108    Employment Agreement between SpecTran Corporation and Charles
                  B. Harrison dated as of April 1, 1998.


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter which this report was filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SPECTRAN CORPORATION
                                                   (Registrant)


Date:    May 15, 1998                               BY:

                                                    /s/  Charles B. Harrison
                                                    ------------------------
                                                    Charles B. Harrison
                                                    President and
                                                    Chief Executive Officer



Date:    May 15, 1998                                BY:

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