Form 10-Q
period 1998-06-30
SPECTRAN CORP
filed 1998-08-14
CIK 718487

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-Q

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.


         The number of shares of the registrant's Common Stock outstanding as of July 31, 1998, was 7,003,850.

                         PART I - FINANCIAL INFORMATION
                              SPECTRAN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Dollars in thousands except per share amounts
                                   (unaudited)

                                                                  Six Months Ended                         Three Months Ended
                                                                      June 30,                                  June 30,
                                                             1998                 1997                 1998                 1997
                                                             ----                 ----                 ----                 ----
   Net Sales                                          $      32,259        $      32,109        $      17,032        $      15,881


   Cost of Sales                                             24,595               19,405               14,479                9,719
                                                      -------------        -------------        -------------        -------------


   Gross Profit                                               7,664               12,704                2,553                6,162



   Selling and Administrative Expenses                        6,652                7,888                3,518                3,906


   Research and Development Costs                             2,581                1,598                1,406                  817
                                                      -------------        -------------        -------------        -------------


   Income(Loss) from Operations                              (1,569)               3,218               (2,371)               1,439


   Other Income (Expense):

        Interest Income                                         147                  765                   33                  489

        Interest Expense                                       (476)                (464)                (352)                (111)

        Other, Net                                            1,583                  (11)                 741                   42
                                                      -------------        -------------        -------------        -------------


        Other Income (Expense), net                           1,254                  290                  422                  420
                                                      -------------        -------------        -------------        -------------


   Income (Loss) before Income Taxes                           (315)               3,508               (1,949)               1,859

   Income Tax Expense (Benefit)                                (123)               1,193                 (760)                 626
                                                      -------------        -------------        -------------        -------------

   Income (Loss)  before Equity in Joint Venture               (192)               2,315               (1,189)               1,233

   Income (Loss) from Joint Venture, Net of
       Income Taxes                                            (326)                 137                 (194)                  97
                                                      -------------        -------------        -------------        -------------


   Net Income (Loss)                                  $        (518)       $       2,452        $      (1,383)       $       1,330
                                                      =============        =============        =============        =============


   Net Income (Loss) per Common Share:

      Basic                                               $    (.07)       $          .37          $     (.20)      $          .19
                                                          ===========      ==============          ===========      ==============



      Diluted                                             $     (.07)      $          .35       $        (.20)      $          .18
                                                          ===========      ==============       ==============      ==============


     Weighted Average Number of
         Common Shares Outstanding:

      Basic                                                    7,002               6,499                7,022                6,913
                                                           ==========         ===========         ============           =========

      Diluted                                                  7,002               6,988                7,022                7,360
                                                           ==========         ===========         ============           =========

See accompanying notes to these consolidated financial statements.

                                                   SPECTRAN CORPORATION
                                                CONSOLIDATED BALANCE SHEETS
                                                   Dollars in thousands

                                                                              June 30, 1998                  December 31, 1997
                                                                              -------------                  -----------------
                                                                               (unaudited)
ASSETS
Current Assets:
     Cash and Cash Equivalents                                             $          2,797               $           445
     Current Portion of Marketable Securities                                           --                          5,535
     Trade Accounts Receivable, net                                                  11,244                         8,622
     Income Taxes Receivable                                                            815                           --
     Inventories                                                                     10,232                         9,666
     Deferred Income Taxes, net                                                       1,189                         1,189
     Prepaid Expenses and Other Current Assets                                        2,635                         1,943
                                                                           ----------------               ---------------
          Total Current Assets                                                       28,912                        27,400

Investment in Joint Venture                                                           3,887                         4,213

Property, Plant and Equipment, net                                                   65,456                        55,409

Other Assets:
     Long-term Marketable Securities                                                    --                            996
     License Agreements, net                                                            502                           603
     Deferred Income Taxes, net                                                         412                           412
     Goodwill, net                                                                      832                           872
     Other Long-term Assets                                                           2,146                         2,200
                                                                           ----------------               ---------------
          Total Other Assets                                                          3,892                         5,083
                                                                           ----------------               ---------------
          Total Assets                                                     $        102,147               $        92,105
                                                                           ================               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                      $          6,089               $         4,758
     Income Taxes Payable                                                               --                            573
     Accrued Liabilities                                                              5,796                         6,015
                                                                            ---------------              ----------------
          Total Current Liabilities                                                  11,885                        11,346

Long-term Debt                                                                       34,000                        24,000

Stockholders' Equity:
     Common Stock, voting, $.10 par value; authorized
         20,000,000 shares; outstanding 7,002,350 shares and
         7,000,634 shares in 1998 and 1997, respectively                                700                           700
     Common Stock, non-voting, $.10 par value;
         authorized 250,000 shares; no shares outstanding                                --                           --

     Paid-in Capital                                                                 50,243                        50,223
     Net Unrealized Gain (Loss) on Marketable Securities                                --                             (1)
     Retained Earnings                                                                5,319                         5,837
                                                                            ---------------              ----------------
          Total Stockholders' Equity                                                 56,262                        56,759
                                                                            ---------------              ----------------

          Total Liabilities & Stockholders' Equity                         $        102,147               $        92,105
                                                                           ================               ===============

See accompanying notes to these consolidated financial statements.

                                                   SPECTRAN CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Dollars in thousands
                                                        (unaudited)


                                                                                        Six Months Ended June 30,
                                                                                       1998                   1997
                                                                                       ----                   ----
Cash Flows from Operating Activities:
    Net Income (Loss)                                                             $          (518)        $        2,452
    Reconciliation of Net Income to Net Cash Provided by
    (Used in) Operating Activities:
        Depreciation and Amortization                                                       2,972                  1,939
        Other Non-Cash Charges                                                              5,022                   (562)
        Loss (Equity) in Unconsolidated Joint Venture                                         326                   (137)
        Changes in Other Components of Working Capital                                     (9,183)                (3,482)
        Loss on Disposition of Equipment                                                      204                      2
                                                                                  ---------------         --------------
        Net Cash Provided by (Used in) Operating Activities                                (1,177)                   212

Cash Flows from Investing Activities:
    Acquisition of Property, Plant and Equipment                                          (13,024)               (16,559)
    Purchase of Marketable Securities                                                      (9,652)              (199,493)
    Proceeds from Sale/Maturity of Marketable Securities                                   16,184                190,888
                                                                                  ---------------         --------------
    Cash Used in Investing Activities                                                      (6,492)               (25,164)

Cash Flows from Financing Activities:
    Borrowings of Long-term Debt                                                           10,000                     --
    Proceeds from Exercise of Stock Options and Warrants                                       21                    240
    Issuance of Common Stock, net                                                             --                  23,077
                                                                                  --------------          --------------
    Cash Provided by Financing Activities                                                  10,021                 23,317

Increase (Decrease) in Cash and Cash Equivalents                                            2,352                 (1,635)
Cash and Cash Equivalents at Beginning of Period                                              445                  3,565
                                                                                  ---------------         --------------

Cash and Cash Equivalents at End of Period                                        $         2,797         $        1,930
                                                                                  ===============         ==============




 See   accompanying   notes  to  these   consolidated financial statements.

                              SPECTRAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.       BASIS OF PRESENTATION

         The financial information for the three months and six months ended June 30, 1998, is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods. The results of operations for the three months and six months ended June 30, 1998, are not necessarily indicative of the results for the entire year.

     The consolidated results for the three months and six months ended June 30, 1998, include the accounts of SpecTran Corporation (the Company) and its wholly-owned subsidiaries, SpecTran Communication Fiber Technologies,Inc. ("SpecTran Communication"), SpecTran Specialty Optics Company ("SpecTran Specialty"), and Applied Photonic Devices, Inc. ("APD"), which holds the Company's investment in General Photonics, LLC, a 50-50 joint venture between the Company and General Cable Corporation ("General Cable"), a former subsidiary of Wassall plc. In December 1996, the Company sold certain of the assets of APD to General Cable and then contributed the remaining non-cash assets of APD to General Photonics for a 50% equity interest. The investment in General Photonics is accounted for under the equity method of accounting pursuant to which the Company records its 50% interest in General Photonics' net operating results. Prior to the formation of General Photonics, APD's results of operations, including net sales and expenses, were consolidated with those of the Company. All significant intercompany balances and transactions have been eliminated.

         These financial statements supplement, and should be read in conjunction with, the Company's audited financial statements for the year ended December 31, 1997, as contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission.


2.       INVENTORIES

         Inventories consisted of (in thousands):

                                                                June 30, 1998                    December 31, 1997
                                                                -------------                    -----------------

          Raw Materials                                        $         3,401                    $         4,036
          Work in Process                                                1,079                              1,010
          Finished Goods                                                 5,752                              4,620
                                                               ---------------                    ---------------

                                                               $        10,232                    $         9,666
                                                               ===============                    ===============

3.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of (in thousands):

                                                                      June 30, 1998           December 31, 1997
                                                                      -------------           -----------------

   Land and Land Improvements                                       $            978          $           978
   Buildings and Improvements                                                 24,479                   10,453
   Machinery and Equipment                                                    40,008                   33,567
   Construction in Progress                                                   19,345                   27,694
                                                                    ----------------          ---------------
                                                                              84,810                   72,692
   Less Accumulated Depreciation and Amortization                             19,354                   17,283
                                                                    ----------------          ---------------
                                                                    $         65,456          $        55,409
                                                                    ================          ===============

4.    LONG-TERM DEBT

Long-term debt consisted of (in thousands):

                                                                       June 30, 1998           December 31, 1997
                                                                       -------------           -----------------

Revolving Credit Loan Facility at the Lower of
    Prime or LIBOR plus 1.5%                                             $  10,000                 $      --
Series A Senior Secured Notes at 9.24% Interest                             16,000                    16,000
Series B Senior Secured Notes at 9.39% Interest                              8,000                     8,000
                                                                         ---------                 ---------
     Total                                                               $  34,000                 $  24,000
                                                                         =========                 =========

         In December 1996, the Company sold to a limited number of selected institutional investors an aggregate principal amount of $24.0 million of senior secured notes consisting of $16.0 million of 9.24% interest Series A Senior Secured Notes due December 26, 2003, and $8.0 million of 9.39% interest Series B Senior Secured Notes due December 26, 2004. The Company also has a $20.0 million revolving credit agreement with its principal bank, maturing in December 1999. As of June 30, 1998, the Company had borrowed $10.0 million against the revolving agreement.

     Due to the loss incurred in this year's second quarter, the Company was in violation as of June 30, 1998, of certain covenants contained in both the revolving credit agreement and the senior secured notes. Subsequent to the end of the quarter, the Company obtained waivers of the violations as of June 30, 1998 from the bank regarding the revolving credit agreement and the note holders regarding the senior secured notes. The Company is currently in discussions with its lenders to obtain modifications of certain covenants contained in the loan agreements to accommodate this decline in earnings.

5.    CORNING SETTLEMENT

         On March 13, 1998, the Company announced the settlement of Corning's obligation to purchase multimode fiber from the Company under a multiyear supply contract the companies entered into on January 1, 1996. Corning has terminated its purchase of multimode fiber from the Company in exchange for a series of cash payments to the Company totaling $4.1 million. For the three months and six months ended June 30, 1998, the Company recognized income on the settlement of approximately $900,000 and $1.8 million, respectively.

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

         Under SFAS 128, primary earnings per common share has been replaced with basic earnings per common share. The basic earnings per share computation is based on the earnings applicable to common stock divided by the weighted average number of shares of common stock outstanding at June 30, 1998 and June 30, 1997.

         Fully diluted earnings per common share has been replaced with diluted earnings per common share. The diluted earnings per common share computation for the three months and six months ended June 30, 1997, includes the common stock equivalency of options granted to employees under the stock incentive plan. Excluded from the diluted earnings per common share calculation are options granted to employees that are anti-dilutive based on the average stock price for the year. For the three months and six months ended June 30, 1998, diluted earnings per common share excludes the common share equivalency of options granted to employees under the stock incentive plan since the effects would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997

Overview of Results for the June, 1998 Quarter

         SpecTran incurred a net loss for the June, 1998 quarter of $1.4 million, or $.20 per diluted share. Reduced earnings at all three operating units contributed to the net loss.

         The lower earnings at the Communication Fiber Technologies subsidiary was caused by an industry-wide oversupply situation resulting in a highly competitive market environment and price weakness. Overall demand is still strong and while the overall volume of standard communication fiber sold during this year's second quarter was up slightly compared with the same quarter last year, declining selling prices, particularly for single-mode fiber, caused a reduction in gross profit margins.

         Lower earnings at the Specialty Optics subsidiary resulted from operational issues rather than the lack of market demand. Charles B. Harrison, SpecTran's President and Chief Executive Officer, has assumed operational control of this subsidiary until a new general manager can be recruited and is restructuring its management and systems. William B. Beck, the former general manager and President of SpecTran Specialty Optics Company, has left the Company to pursue other interests. Manufacturing and engineering personnel from the Company's Communication Fiber Technologies subsidiary have been assigned to address specific operational issues.

     General Photonics, the Company's cabling joint venture with General Cable, is experiencing lower than expected sales due to soft domestic customer premises cable market and pricing, not unlike our competitors. Stringent cost control measures have recently been implemented which are expected to lead to improved results at General Photonics for the second half.

     Due to the loss incurred during this year's second quarter, the Company is in violation of certain covenants with its debt holders. Subsequent to the end of the quarter, the Company obtained waivers of the violations as of June 30, 1998. The Company is currently in discussions with its lenders to obtain modifications of certain covenants contained in the loan agreements to accommodate this decline in earnings.

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                            SIX MONTHS ENDED JUNE 30,         THREE MONTHS ENDED JUNE 30,
                                                              1998              1997              1998            1997
                                                              ----              ----              ----            ----

Net Sales                                                      100.0%            100.0%           100.0%            100.0%
Cost of Sales                                                   76.2%             60.4%            85.0%             61.2%
                                                                -----             -----            -----             -----
   Gross Profit                                                 23.8%             39.6%            15.0%             38.8%
Selling and Administrative Expenses                             20.7%             24.6%            20.6%             24.6%
Research and Development Cost                                    8.0%              5.0%             8.3%              5.1%
                                                                 ----              ----             ----              ----
   Income (Loss) from Operations                               (4.9)%             10.0%          (13.9)%              9.1%
Other Income (Expense), net                                      3.9%               .9%             2.5%              2.6%
                                                                 ----               ---             ----              ----
   Income (Loss) before Income Taxes                           (1.0%)             10.9%          (11.4)%             11.7%
Income Tax Expense (Benefit)                                    (.4)%              3.7%           (4.5)%              3.9%
                                                                -----              ----           ------              ----
   Income (Loss) before Equity in
     Joint Venture                                              (.6)%              7.2%           (6.9)%              7.8%
Income (Loss) from Joint Venture, net                          (1.0)%               .4%           (1.1)%               .6%
                                                               ------               ---           ------               ---
   Net Income                                                  (1.6)%              7.6%           (8.0)%              8.4%
                                                               ======              ====           ======              ====

Net Sales
---------

     Net sales of $17.0 million and $32.3 million for the three months and six months ended June 30, 1998, were $1.2 million, or 7.2% and $150,000, or .5%, higher than the comparable periods of 1997. The increases were primarily due to increased revenues at SpecTran Specialty. Sales growth was adversely effected by lower unit selling prices for both multimode and single-mode fiber due to the highly competitive market conditions caused by an industry-wide oversupply situation. In addition, the volume of single-mode fiber sales for the three months and six months ended June 30, 1998, were substantially lower than in the comparable periods in 1997, in large part due to continued unsettled economic conditions and competitive market conditions in Asia.

Gross Profit
------------

         Gross profit of $2.6 million and $7.7 million for the three months and six months ended June 30, 1998, was $3.6 million, or 58.6% and $5.0 million, or 39.7% lower than for the comparable periods in 1997. As a percentage of net sales the gross profit decreased to 15.0% and 23.8% for the three months and six months ended June 30, 1998, from 38.8% and 39.6% for the three months and six months ended June 30, 1997. The decrease in gross profit for both periods was primarily due to operational and inventory issues at SpecTran Specialty and continued industry pricing pressures for standard communication fiber products. As a percentage of net sales, royalty expense increased from 2.5% and 2.8% for the three months and six months ended June 30, 1997, to 3.1% and 3.6% for the three months ended June 30, 1998, primarily due to an increase in the percentage of net sales subject to royalty.

Selling and Administration
--------------------------

         Selling and administrative expenses decreased $388,000, or 9.9%, and $1.2 million, or 15.7%, for the three months and six months ended June 30, 1998. Included in the three months and six months ended June 30, 1997, were $400,000 and $1.1 million, respectively, of costs associated with the Company's one-time management reorganization and training costs. As a percentage of net sales, selling and administrative expenses decreased to 20.6% and 20.7% for the three months and six months ended June 30, 1998, from 24.6% for both the three months and six months ended June 30, 1997.

Research and Development
------------------------

     Research and development costs increased $589,000, or 7.2%, and $983,000, or 61.5 % for the three months and six months ended June 30, 1998. Assuming the Company obtains modifications from its debtholders, the Company plans to continue to increase its investment in programs to improve manufacturing cost and product performance in both multimode and single-mode product lines, to develop new special performance fiber products and to develop alternative process technologies. As a percentage of net sales, research and development costs increased form 5.1% and 5.0% for the three months and six months ended June 30, 1997, to 8.3% and 8.0% for the three months and six months ended June 30, 1998.

Other Income (Expense), net
---------------------------

     Other income (expense), net favorably increased by $2,000 or .5%, and $964,000 or 332.4%, for the three months and six months ended June 30, 1998, compared with the same periods in 1997. Interest income decreased for the three months and six months ended June 30, 1998, by $456,000 and $618,000, respectively due to a lower level of cash available for investment. Net interest expense increased for the three months and six months ended June 30, 1998 by $241,000 and $12,000, respectively. The increase for the three months primarily relates to a higher level of borrowings under the Company's revolving credit agreement and to a lower level of capitalized interest associated with the Company's capacity expansion programs. Other, net increased for the three months and six months ended June 30, 1998, by $699,000 and $1.6 million, respectively, primarily due to the Company's settlement of a multi-year contract with Corning.

Income Taxes
------------

         The Company realized a tax benefit for the three months and six months ended June 30, 1998, as compared to a tax provision of 33.7% and 34.0% for the three months and six months ended June 30, 1997. The tax benefit was due to the loss incurred by the Company for the 1998 periods.

Income from Equity in Joint Venture
-----------------------------------

     The Company realized losses of $194,000 and $326,000, net of tax, for the three months and six months ended June 30, 1998, from its investment in General Photonics, the joint venture formed in December, 1996 with General Cable. The loss was due to lower than anticipated revenues and gross profit.

Net Income
----------

     The net loss for the three months and six months ended June 30, 1998, was $1.4 million and $518,000 as compared to net income for the three months and six months ended June 30, 1997, of $1.3 million and $2.5 million. The loss for the three months ended June 30, 1998, was due to the operational and inventory issues at SpecTran Specialty, the loss from its equity in General Photonics and a lower level of earnings at SpecTran Communication due to competitive market conditions.

Liquidity and Capital Resources
-------------------------------

     The Company's principal sources of cash are cash flow from operations, established bank credit facilities and existing cash balances. Although the Company did not generate positive cash flow from operations during the first half of 1998, it does expect to generate positive cash flow for the entire year. As of June 30, 1998, the Company had approximately $2.8 million of cash and cash equivalents. In addition, the Company has a $20.0 millino revolving credit agreement with its principal bank, $10.0 million of which has been drawn down. The Company at June 30, 1998, had working capital of approximately $17.0 million and a current ratio of 2.4 to 1.

     The results for the three months and six months ended June 30, 1998, have put the Company in violation of certain covenants with its debtholders. The Company has obtained waivers of the violations as of June 30, 1998, and has initiated discussions with its debtholders to obtain modifications of certain covenants in its loan agreements to accommodate the temporary decline in earnings. There can be no assurance that the modifications in the loan agreements will be obtained, or that the Company will be able to borrow additional amounts under its revolving credit agreement.

     The Company is continuing its capacity expansion which will require approximately $10.0 million in capital expenditures through the remainder of 1998, which will result in total expenditures for capacity expansion of approximately $44.0 million at SpecTran Communication and $12.0 million at SpecTran Specialty. When fully operational, the expansion at SpecTran Communication will increase capacity there by 100%. The expansion at SpecTran Specialty, which was completed in 1997, increased capacity by 50%. The Company intends to continue to finance this expansion through a combination of cash flow from operations and borrowings, assuming it obtains the appropriate modifications with its debtholders.

Other Matters
-------------

     Charles B. Harrison, a Company Director since July 1997, was appointed President and Chief Executive Officer of the Company, effective April 13, 1998, succeeding Dr. Raymond E. Jaeger. Dr. Jaeger remains the Company's Chairman of the Board.

     Pursuant to Rule 14a-4 adopted under the Securities Exchange Act of 1934, unless a stockholder who desires to introduce a proposal at the Company's annual meeting of stockholders notifies the Company at least 45 days prior to the month and day of the mailing of the prior year's proxy statement (i.e., by March 16, 1999), the proxyholders designated by management will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

     Management is aware of the potential software logic anomalies associated with the year 2000 date change. The Company has evaluated the potential issues that need to be addressed in its operations and has developed a plan for their remediation. Parts of this plan have already been implemented. Based on currently known information, costs of addressing the issue are not expected to have a material effect upon the Company's financial position, results of operations, or cash flows in future periods. As part of the process, the Company plans on communicating with certain service providers, suppliers, and customers to obtain information regarding their plans to address Year 2000 issues, to the extent that they have such issues. There can be no assurance that third parties' systems, upon which the Company may rely will become Year 2000 compliant in a timely manner.

Subsequent Events
-----------------

         In July 1998, the Company announced that William B. Beck, the former general manager and President of SpecTran Specialty, had left the company to pursue other interests.

         In August 1998, the Company announced the election of Robert A. Schmitz to the Board of Directors.

         As discussed above, subsequent to the end of the quarter, the Company obtained from its debtholders waivers as of June 30, 1998 of violations of certain covenants due to the loss incurred in this year's second quarter. The Company is currently in discussions with its lenders to obtain modifications of certain covenants contained in the loan agreements to accommodate this decline in earnings.

         The Company presently anticipates revenue growth in 1998 over the previous year, but perhaps not the double digit growth previously announced.

Recent Accounting Pronouncements
--------------------------------

     Effective June 15, 1998, the provisions of Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," will apply to the Company. The Company anticipates that application of these statements will have no effect on the presentation of its financial information.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning December 31, 1998, with earlier application encouraged. The adoption of SOP 98-1 is not expected to have a material effect on the Company's financial statements.

Forward Looking Statements
--------------------------

         This report contains forward looking statements which are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. These uncertainties include, but are not limited to, general economic conditions and competitive conditions in markets served by the Company.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      10.109  Employment agreement between SpecTran Corporation and William
                 B. Beck dated as of June 20, 1998.
         10.110 Employment agreement between SpecTran Corporation and Dr. Raymond E. Jaeger dated as of April 13, 1998.

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


Date:    August 14, 1998                           BY:

                                                   /s/  Charles B. Harrison
                                                   ------------------------
                                                   Charles B. Harrison
                                                   President and
                                                   Chief Executive Officer


Date:    August 14, 1998                           BY:

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