Form 10-Q
period 1998-09-30
SPECTRAN CORP
filed 1998-11-17
CIK 718487

                UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

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


         The number of shares of the registrant's Common Stock outstanding as of October 31, 1998, was 7,003,850.

                         PART I - FINANCIAL INFORMATION
                              SPECTRAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in thousands except per share)
                                   (unaudited)


                                                               Nine Months Ended                     Three Months Ended
                                                                 September 30,                          September 30,
                                                            1998               1997                1998               1997



Net Sales                                                 $   52,322         $ 47,747           $  20,063           $ 15,638

Cost of Sales                                                 39,244             29,266            14,649               9,861
                                                          ----------         ----------         ---------           ---------

Gross Profit                                                  13,078             18,481             5,414               5,777



Selling and Administrative Expenses                           10,260             11,021             3,608               3,133

Research and Development Costs                                 3,995              2,396             1,414                 798
                                                          ----------         ----------         ---------           ---------

Income (Loss) from Operations                                 (1,177)             5,064               392               1,846



Other Income (Expense):

     Interest Income                                             181              1,100                34                 335

     Interest Expense                                           (938)              (701)             (462)               (237)

     Other, net                                                2,526                (20)              943                  (9)
                                                          ----------         ----------         ---------           ---------

     Other Income (Expense), net                               1,769                379               515                  89
                                                          ----------         ----------         ---------           ---------

Income before Income Taxes                                       592              5,443               907               1,935

Income Tax Expense                                               231              1,850               354                 657
                                                          ----------         ----------         ---------           ---------

Income before Equity in Joint Venture                            361              3,593               553               1,278

Income (Loss) from Joint Venture, Net of

    Income Taxes                                                (375)                10               (49)               (127)
                                                          ----------         ----------         ---------           ---------

Net Income (Loss)                                         $      (14)        $    3,603         $     504           $   1,151
                                                          ==========         ==========         =========           =========


Net Income (Loss) per Share of Common Stock

   Basic                                                   $(.00)              $.54                $.07               $.17
                                                           =====               ====                ====               ====

   Diluted                                                 $(.00)              $.51                $.07               $.16
                                                           =====               ====                ====               ====



Weighted Average Number of Common
   Shares Outstanding

   Basic                                                    7,003              6,644              7,004               6,932
                                                            =====              =====              =====               =====

   Diluted                                                  7,003              7,115              7,117               7,368
                                                            =====              =====              =====               =====


See accompanying notes to these condensed consolidated financial statements.
                                       2

                              SPECTRAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                           September 30, 1998           December 31, 1997
                                                                           ------------------           -----------------
ASSETS                                                                         (unaudited)
Current Assets:
     Cash and Cash Equivalents                                                  $   1,334                    $      445
     Current Portion of Marketable Securities                                          --                         5,535
     Trade Accounts Receivable, net                                                12,369                         8,622
     Income Taxes, Receivable                                                         511                            --
     Inventories, net                                                               8,805                         9,666
     Deferred Income Taxes                                                          1,189                         1,189
     Prepaid Expenses and Other Current Assets                                      1,268                         1,943
                                                                                ---------                    ----------
            Total Current Assets                                                   25,476                        27,400

Investment in Joint Venture                                                         3,838                         4,213

Property, Plant and Equipment, net                                                 68,372                        55,409

Other Assets:
     Long-term Marketable Securities                                                   --                           996
     License Agreements, net                                                          452                           603
     Deferred Income Taxes                                                            412                           412
     Goodwill, net                                                                    813                           872
     Other Long-term Assets                                                         2,440                         2,200
                                                                                ---------                    ----------
         Total Other Assets                                                         4,117                         5,083
                                                                                ---------                    ----------
          Total Assets                                                           $101,803                    $   92,105
                                                                                =========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current Maturities of Long-term Debt                                        $  34,000                            --
     Accounts Payable                                                               5,633                    $    4,758
     Income Taxes Payable                                                              --                           573
     Accrued Liabilities                                                            5,395                         6,015
                                                                                ---------                    ----------
           Total Current Liabilities                                               45,028                        11,346

Long-term Debt                                                                         --                        24,000

Stockholders' Equity:
     Common Stock, voting, $.10 par value; authorized
         20,000,000 shares; outstanding 7,003,850 shares and
         7,000,634 shares in 1998 and 1997, respectively                              700                           700
     Common Stock, non-voting, $.10 par value;
         authorized 250,000 shares; no shares outstanding                              --                            --
     Paid-in Capital                                                               50,252                        50,223
     Net Unrealized (Loss) on Marketable Securities                                    --                            (1)
     Retained Earnings                                                              5,823                         5,837
                                                                                ---------                    ----------
          Total Stockholders' Equity                                               56,775                        56,759
                                                                                ---------                    ----------

            Total Liabilities and Stockholders' Equity                          $ 101,803                    $   92,105
                                                                                =========                    ==========

See accompanying notes to these condensed consolidated financial statements.
                                       3

                              SPECTRAN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                        1998          1997
Cash Flows from (used in) Operating Activities:
   Net Income                                                         $     (14)    $   3,603
Reconciliation of Net Income (Loss) to Net Cash Provided by
Operating Activities:
   Depreciation and Amortization                                          4,721         3,070
   Other Non-Cash Charges                                                 2,403           (38)
   Loss (Equity) in Net Income of Unconsolidated Joint Venture              375           (17)
   Changes in Other Components of Working Capital                        (5,775)       (2,848)
   Loss on Disposition of Equipment                                         178            62
                                                                      ---------     ---------
   Net Cash Provided by Operating Activities                              1,888         3,832

Cash Flows from (used in) Investing Activities:
   Acquisition of property, plant and equipment                         (17,561)      (28,723)
   Purchase of marketable securities                                     (9,652)     (240,110)
   Proceeds from sale/maturity of marketable securities                  16,184       241,202
                                                                      ---------     ---------
   Net Cash Used in Investing Activities                                (11,029)      (27,631)

Cash Flows from Financing Activities:
   Borrowings of long-term debt                                          10,000            --
   Proceeds from exercise of stock options and warrants                      30           309
   Issuance of Common Stock, net                                             --        23,077
                                                                      ---------     ---------
   Net Cash Provided by Financing Activities                             10,030        23,386
                                                                      ---------     ---------

Increase (Decrease) in Cash and Cash Equivalents                            889          (413)
Cash and Cash Equivalents at Beginning of Period                            445         3,565
                                                                      ---------     ---------

Cash and Cash Equivalents at End of Period                            $   1,334     $   3,152
                                                                      =========     =========



Supplemental Disclosures of Cash paid during the period for:
     Interest                                                         $   1,258     $   1,115
                                                                      =========     =========

     Income Tax Payments                                              $   1,305     $   1,675
                                                                      =========     =========


See accompanying notes to consolidated financial statements.

                              SPECTRAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The financial information for the three months and nine months ended September 30, 1998, is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods. The results of operations for the three months and nine months ended September 30, 1998, are not necessarily indicative of the results for the entire year.

         The consolidated results for the three months and nine months ended September 30, 1998, include the accounts of SpecTran Corporation (the Company) and its wholly-owned subsidiaries, SpecTran Communication Fiber Technologies, Inc. ("SpecTran Communication"), SpecTran Specialty Optics Company ("SpecTran Specialty"), and Applied Photonic Devices, Inc. ("APD"), which holds the Company's investment in General Photonics, LLC, a 50-50 joint venture between the Company and General Cable Corporation ("General Cable"), a former subsidiary of Wassall plc. In December 1996, the Company sold certain of the assets of APD to General Cable and then contributed the remaining non-cash assets of APD to General Photonics for a 50% equity interest. The investment in General Photonics is accounted for under the equity method of accounting pursuant to which the Company records its 50% interest in General Photonics' net operating results. Prior to the formation of General Photonics, APD's results of operations, including net sales and expenses, were consolidated with those of the Company. All significant intercompany balances and transactions have been eliminated.

         These financial statements supplement, and should be read in conjunction with, the Company's audited financial statements for the year ended December 31, 1997, as contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission.


2.       INVENTORIES

         Inventories, net consisted of (in thousands):

                                                             September 30, 1998                  December 31, 1997
                                                             ------------------                  -----------------

          Raw Materials                                       $       3,132                      $          4,036
          Work in Process                                             1,949                                 1,010
          Finished Goods                                              3,724                                 4,620
                                                              -------------                       ---------------

                                                              $       8,805                       $         9,666
                                                              =============                       ===============

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of (in thousands):

                                                                      September 30, 1998          December 31, 1997
                                                                      ------------------          -----------------
                                                                         (unaudited)
   Land and Land Improvements                                          $         978               $           978
   Buildings and Improvements                                                 24,333                        10,453
   Machinery and Equipment                                                    46,383                        33,567
   Construction in Progress                                                   17,486                        27,694
                                                                       -------------               ---------------
                                                                              89,180                        72,692
   Less Accumulated Depreciation and Amortization                             20,808                        17,283
                                                                       -------------               ---------------
                                                                       $      68,372               $        55,409
                                                                       =============               ===============

4.       DEBT

Long-term debt consisted of (in thousands):

                                                                    September 30, 1998                December 31, 1997
                                                                    ------------------                -----------------
                                                                        (unaudited)
Revolving Credit Loan Facility at the Lower of
    Prime or LIBOR plus 1.5%                                               $ 10,000                       $      --
Series A Senior Secured Notes at 9.24% Interest                              16,000                          16,000
Series B Senior Secured Notes at 9.39% Interest                               8,000                           8,000
                                                                           --------                       ---------
     Subtotal                                                              $ 34,000                       $  24,000
Less Current Portion                                                         34,000                              --
                                                                           --------                       ---------
      Total Long-term debt                                                 $     --                       $  24,000
                                                                           ========                       =========

         In December 1996, the Company sold to a limited number of selected institutional investors an aggregate principal amount of $24.0 million of senior secured notes consisting of $16.0 million of 9.24% interest Series A Senior Secured Notes due December 26, 2003, and $8.0 million of 9.39% interest Series B Senior Secured Notes due December 26, 2004. The Company also has a $20.0 million revolving credit agreement with its principal bank, maturing in December 1999. As of September 30, 1998, the Company had borrowed $10.0 million against the revolving credit agreement.

     Due to the loss incurred in this year's second quarter, the Company was in violation, as of June 30, 1998, of certain covenants contained in both the revolving credit agreement and the senior secured notes. Subsequent to the end of the quarter, the Company obtained waivers of the violations as of June 30, 1998, from the bank regarding the revolving credit agreement and the note holders regarding the senior secured notes. As of September 30, 1998, the Company was and as of the date of this filing remains in violation of those certain covenants. The Company is in discussions with its lenders to obtain modifications of the covenants contained in the loan agreements and waivers of these violations but has not reached agreement with its lenders. To conform with generally accepted accounting principles, the Company has reclassified its long-term debt as current.




5.   CORNING SETTLEMENT

         On March 13, 1998, the Company announced the settlement of Corning's obligation to purchase multimode fiber from the Company under a multiyear supply contract the companies entered into on January 1, 1996. Corning has terminated its purchase of multimode fiber from the Company in exchange for a series of cash payments to the Company totaling $4.1 million. For the three months and nine months ended September 30, 1998, the Company recognized income on the settlement of approximately $900,000 and $2.7 million, respectively.

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

         Under SFAS 128, primary earnings per common share has been replaced with basic earnings per common share. The basic earnings per share computation is based on the earnings applicable to common stock divided by the weighted average number of shares of common stock outstanding at September 30, 1998, and September 30, 1997.

         Fully diluted earnings per common share has been replaced with diluted earnings per common share. The diluted earnings per common share computation for the three months ended September 30, 1998, and for the three months and nine months ended September 30, 1997, includes the common stock equivalency of options granted to employees under the stock incentive plan. Excluded from the diluted earnings per common share calculation are options granted to employees that are anti-dilutive based on the average stock price for the year. For the nine months ended September 30, 1998, diluted earnings per common share excludes the common share equivalency of options granted to employees under the stock incentive plan since the effects would be anti-dilutive.

7.    SUBSEQUENT EVENT

     On October 30, 1998, the Company and Lucent Technologies Inc. established a new worldwide, non exclusive license exchanging rights under their optical fiber patents issued prior to January 1, 1998, and additional patents related to multimode fiber based on applications filed through October 1998. SpecTran is licensed by Lucent to make optical fiber at its existing factories for worldwide use and sale, export from the United States. The license contains some product limitations including certain exclusions to make or sell select specialty fibers for some applications. Lucent receives non-exclusive, royalty-free worldwide rights. SpecTran agreed to pay Lucent a $4.0 million license fee in installments and, beginning in 2000, a royalty on sales. Lucent has the right to terminate the agreement if the Company is acquired by an optical fiber manufacturer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997

Overview of Results for the Nine Months ended September 30, 1998

     SpecTran results were essentially break-even for the nine months ended September 30, 1998, with the Company incurring a net loss of $14,000. Reduced earnings at the Communication fiber Technology subsidiary and losses at the other two operating units contributed to these results.

         The lower earnings at the Communication Fiber Technology subsidiary was caused by an industry-wide oversupply situation resulting in a highly competitive market environment and price weakness. Overall demand is still strong and while the overall volume of standard communication fiber sold during the first nine months of 1998 was up compared with the same period last year, declining selling prices, particularly for single-mode fiber, caused a reduction in gross profit margins.

         The loss at the Specialty Optics subsidiary resulted from operational issues and inventory write-downs rather than the lack of market demand. A revamped management team led by the new President of SpecTran Specialty, Martin
F. Seifert, is implementing new policies and procedures to address these issues and appears to be making good progress at resolving them.

         General Photonics, the Company's cabling joint venture with General Cable, is experiencing lower than expected sales due to the soft domestic customer premises cable market and weak pricing, not unlike our competitors. Stringent cost control measures have been implemented in the second and third quarter and have already led to improved results at General Photonics in the third quarter.

     Due to the loss incurred during this year's second quarter, the Company was in violation of certain covenants with its debtholders. Subsequent to the end of the quarter, the Company obtained waivers of the violations as of June 30, 1998. As of September 30, 1998, the Company was and as of the date of this filing remains in violation of those certain covenants. The Company is in discussions with its lenders to obtain modifications of the covenants contained in the debt agreements and waivers of these violations but has not reached agreement with its lenders. To conform with generally accepted accounting principles, the Company has reclassified its long-term debt as current.

Results of Operations

       The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                    Nine Months Ended September 30,      Three Months Ended September 30,
                                                   ----------------------------------    ----------------------------------
                                                              (Unaudited)                           (Unaudited)
                                                         1998             1997                 1998             1997
                                                         ----             ----                 ----             ----
Net Sales                                                100.0%           100.0%               100.0%            100.0%
Cost of Sales                                             75.0%            61.3%                73.0%             63.1%
                                                        -------          -------             --------          --------
   Gross Profit                                           25.0%            38.7%                27.0%             36.9%
Selling and Administrative Expenses                       19.6%            23.1%                18.0%             20.0%
Research and Development Costs                             7.6%             5.0%                 7.0%              5.1%
                                                        -------          -------             --------          --------
   Income (Loss) from Operations                          (2.2%)           10.6%                 2.0%             11.8%
Other Income (Expense), net                                3.4%              .8%                 2.6%               .6%
                                                        -------          -------             --------          --------
   Income before Income Taxes                              1.2%            11.4%                 4.6%             12.4%
Income Tax Expense                                          .4%             3.9%                 1.8%              4.2%
                                                        -------          -------             --------          --------
   Income before Equity in Joint Venture                    .8%             7.5%                 2.8%              8.2%
Income (Loss) from Joint Venture, net                      (.8%)               --                (.3%)             (.8%)
                                                        -------          --------            --------          ---------
 Net Income                                               (0.0%)            7.5%                 2.5%              7.4%
                                                        =======          =======             ========          ========

Net Sales

     Net sales of $20.1 million and $52.3 million for the three months and nine months ended September 30, 1998, were $4.5 million, or 28.3%, and $4.6 million, or 9.6%, higher than the comparable periods of 1997. The increases were due to record quarterly revenues at both SpecTran Communication, resulting from higher sales volumes made possible by the multimode expansion completed earlier this year, and at SpecTran Specialty. Sales growth continued to be adversely effected by lower unit selling prices for both multimode and single-mode fiber due to the highly competitive market conditions caused by an industry-wide oversupply situation. In addition, the volume of single-mode fiber sales for the nine months ended September 30, 1998 was substantially lower than in the comparable periods in 1997, in large part due to continued unsettled economic conditions and competitive market conditions in Asia.

Gross Profit

         Gross profit of $5.4 million and $13.1 million for the three months and nine months ended September 30, 1998, was $363,000, or 6.3% and $5.4 million, or 29.2% lower than for the comparable periods in 1997. As a percentage of net sales the gross profit decreased to 27.0% and 25.0% for the three months and nine months ended September 30, 1998, from 36.9% and 38.7% for the three months and nine months ended September 30, 1997. The decrease in gross profit for both periods was primarily due to continued industry pricing pressures for standard communication fiber products and operational problems and inventory write-downs at SpecTran Specialty. As a percentage of net sales, royalty expense decreased from 2.9% for the nine months ended September 30, 1997, to 1.2% for the nine months ended September 30, 1998. The decrease was attributable to a decrease in the percentage of net sales subject to royalty.


Selling and Administration

     As a percentage of net sales, selling and administrative expenses decreased to 18.0% and 19.6% for the three months and nine months ended September 30, 1998, from 20.0% for 23.1% the three months and nine months ended September 30, 1997. Selling and administrative expenses increased $474,000, or 15.1%, for the three months ended September 30, 1998, and decreased $761,000, or 6.9%, for the nine months ended September 30, 1998. The increase for the three months ended September 30, 1998, reflects higher expenses associated with the negotiations of waivers and possible modifications of certain covenants in the Company's loan agreements and with its review of SpecTran Specialty's operations. In addition, the three months ended September 30, 1997, included lower than anticipated training costs. The decrease for the nine months period in 1998 reflects the Company's one-time management reorganization and training costs in 1997.

Research and Development

         Research and development costs increased $616,000, or 77.3%, and $1.6 million, or 66.7% for the three months and nine months ended September 30, 1998. Assuming the Company obtains modifications from its debtholders, the Company plans to continue its investment in programs to improve manufacturing cost and product performance in both multimode and single-mode product lines, to develop new special performance fiber products and to develop alternative process technologies. As a percentage of net sales, research and development costs increased from 5.1% and 5.0% for the three months and nine months ended September 30, 1997, to 7.0% and 7.6% for the three months and nine months ended September 30, 1998.

Other Income (Expense), net

         Other income (expense), net favorably increased by $425,000 or 475.1%, and $1.4 million, for the three months and nine months ended September 30, 1998, compared with the same periods in 1997, primarily due to income associated with the Corning Settlement. Interest income decreased for the three months and nine months ended September 30, 1998, $301,000 and $919,000, respectively due to lower level of cash available for investment. Net interest expense increased for the three months and nine months ended September 30, 1998, by $225,000 and $238,000 respectively. The increase for both the three months and nine months periods primarily relates to a higher level of borrowings under the Company's revolving credit agreement and to a lower level of capitalized interest associated with the Company's capacity expansion programs. Other, net increased favorably for the three months and nine months ended September 30, 1998, by $952,000 and $2.5 million, respectively, primarily due to the Company's settlement of a multi-year supply contract with Corning.

Income Taxes

         A tax provision of 39.0% of pre-tax income was provided for the three months and nine months ended September 30, 1998, compared to a tax provision of 34.0% of pre-tax income for the comparable periods in 1997. The lower effective tax rate for the 1997 periods was due to the Company benefiting from tax credit carryforwards and low state income taxes as a result of a high level of investment tax credits due to the capacity expansions.


Income From Equity in Joint Venture

         The Company realized losses of $49,000 and $375,000, net of tax, for the three months and nine months ended September 30, 1998, from its investment in General Photonics, the joint venture formed in December 1996 with General Cable. The losses were due to lower than anticipated revenues and gross profit.

Net Income

     Net income for the three month period ended September 30, 1998, was $504,000 and the net loss for nine month period ended September 30, 1998, was $14,000 as compared to net income for the three months and nine months ended September 30, 1997, of $1.2 million and $3.6 million. Net income for the three month period ended September 30, 1998, is primarily due to earnings from SpecTran Communication. The loss of $14,000 for the nine months ended September 30, 1998, was due to the operational issues and inventory write-downs at SpecTran Specialty, the loss from its equity in General Photonics and a lower level of earnings at SpecTran Communication due to competitive market conditions.

Liquidity and Capital Resources

         Working capital decreased $33.9 million, from $16.1 million at the end of 1997 to ($19.5) million at September 30,1998. The negative working capital position is primarily attributable to the previously mentioned reclassification of long-term debt to current.

         During the first nine months of 1998 the Company used $10.0 million in cash provided from financing activities, primarily from net borrowings under its revolving credit agreement, plus $6.5 million of proceeds from the sale of marketable securities to fund its cash requirements for its capacity expansion. In addition, the Company generated positive cash flow from operations of $1.9 million for the first nine months of 1998.

     The results for the nine months ended September 30, 1998, have put the Company in violation of certain covenants with its debtholders. The Company was also in violation of these covenants at June 30, 1998, but obtained waivers of the violations for that period. The Company has been in negotiations with its debtholders to obtain modifications of these certain covenants in its debt agreements. There can be no assurance that any such modifications can be negotiated on terms acceptable to the debtholders and the Company. Should the debtholders seek immediate payment of the outstanding debt, the Company would be unable to do so and should the bank stop extending credit under the revolving credit agreement, after year end the Company would likely not have sufficient funds to maintain its operations, in both cases absent alternative sources of funds. To conform with generally accepted accounting principles the Company has reclassified its $34.0 million of long-term debt as current.

         The Company is continuing its capacity expansion which will require approximately $2.0 million in capital expenditures through the remainder of 1998, which will result in total expenditures for capacity expansion since 1996 of approximately $44.0 million at SpecTran Communication and $12.0 million at SpecTran Specialty. When fully operational, the expansion at SpecTran Communication will increase capacity there by 100% from 1996 levels. The expansion at SpecTran Specialty, which was completed in 1997, increased capacity by 50%. The Company intends to continue to finance this expansion through a combination of cash flow from operations and borrowings, assuming it obtains the appropriate covenant modifications from its debtholders.

Other Matters

         In September, the Company announced that Martin F. Seifert had been appointed Vice President of SpecTran Corporation and President of SpecTran Specialty Optics Company.

         Pursuant to Rule 14a-4 adopted under the Securities Exchange Act of 1934, unless a stockholder who desires to introduce a proposal at the Company's annual meeting of stockholders notifies the Company at least 45 days prior to the month and day of the mailing of the prior year's proxy statement (i.e. by March 16, 1999), the proxyholders designated by management will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

The Year 2000 Issue

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's information technology systems (which the Company relies on to monitor and manage its operations, accounting, sales and administrative functions), such as computers, servers, networks, and software ("IT Systems") and other systems that use embedded microchip technology ("Non-IT Systems) that are date sensitive may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruption of operations. Similarly, the date-sensitive IT Systems and Non-IT Systems of third party suppliers or customers with whom the Company has a material relationship could experience similar malfunctions which could, in turn, have a material impact on the Company.

     The Company has initiated an enterprise-wide assessment of its IT Systems and Non-IT Systems to evaluate the state of its preparedness for the Year 2000. The Company has completed 70% of such assessment and intends to complete the assessment phase in the fourth quarter of 1998. The internal assessment has principally been completed at SpecTran Communication Fiber Technologies, with the bulk of the remaining assessment to be conducted at the SpecTran Specialty Optics subsidiary. The Company has evaluated the issues that have derived from its internal assessment and has developed a plan for their remediation and continued testing. Parts of this plan have already been implemented. The Company anticipates spending $1.5 million during 1999 to address its Year 2000 issues, including $222,000 for software which will be expensed in 1999. Implementation of remedial efforts, which has already commenced, is expected to be completed by the third quarter of 1999. Based on currently known information, the Company's internal Year 2000 issues are not expected to have material effect upon the Company's financial position, results of operations, or cash flows in future periods.

     As part of its assessment of Year 2000 issues, the Company plans on communicating with certain key service providers, suppliers, and customers to obtain information regarding their plans to address Year 2000 issues, to the extent that they have such issues. There can be no assurance that third parties' systems upon which the Company may rely, will become Year 2000 compliant in a timely manner, or that any such failure by any of such third parties to become Year 2000 compliant will not have a materially adverse effect on the Company.

         The Company has not yet developed a Year 2000 contingency plan. The Company intends to prepare a contingency plan related to all areas of Year 2000 risk no later than the first quarter of 1999.

Subsequent Events

     In October 1998 the Company announced that Bruce A. Cannon, Senior Vice President and Chief Financial Officer of SpecTran Corporation, had resigned for personal reasons and, effective year-end, the position of Chairman of the Board of Directors will transition from Dr. Raymond E. Jaeger to Mr. Charles B. Harrison, the Company's President and CEO. Dr.Jaeger will remain a director of the Company.

     On October 30, 1998, the Company and Lucent Technologies Inc. established a new worldwide, non exclusive license exchanging rights under their optical fiber patents issued prior to January 1, 1998, and additional patents related to multimode fiber based on applications filed through October 1998. SpecTran is licensed by Lucent to make optical fiber at its existing factories for worldwide use and sale, export from the United States. The license contains some product limitations including certain exclusions to make or sell select specialty fibers for some applications. Lucent receives non-exclusive, royalty-free worldwide rights. SpecTran agreed to pay Lucent a $4.0 million license fee in installments and, beginning in 2000, a royalty on sales. Lucent has the right to terminate the agreement if the Company is acquired by an optical fiber manufacturer.

     In November the Company appointed Mr. John Rogers as Acting Chief Financial Officer.

Recent Accounting Pronouncements

         Effective June 15, 1998, the provisions of Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," applies to the Company. Application of this statement has had no effect on presentation of its financial information.

Forward Looking Statements

     This report contains forward looking statements which are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. Forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to market and develop its products, general economic conditions and competitive conditions in markets served by the Company. Forward-looking statements include, but are not limited to, global economic conditions, product demand, competitive products and pricing, manufacturing efficiencies, cost reductions, manufacturing capacity, facility expansions and new plant start-up costs, the rate of technology change, and other risks. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements include in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEDURES

              On November 6 the Company announced that it would contest a complaint filed in the United States District Court in Boston, MA on October 2, 1998, purportedly as a class action suit. Titled Cruise v. Cannon, et al., the complaint alleges that the Company and three of its current or former officers and directors violated securities laws by misrepresenting the Company's financial condition and financial results during 1998. The suit purports to be a class action on behalf of all individuals who purchased the Company's stock on the open market from February 25, 1998 to July 17, 1998. The suit alleges, among other things, that there were public misrepresentations or failures to disclose material facts during that period which allegedly artificially inflated the price of the Company's common stock in the marketplace. The complaint seeks an undisclosed amount of compensatory damages and costs and expenses, including plaintiff's attorney's fees and such further relief as the Court may deem just and proper. The Company believes the action is totally without merit, believes that it has highly meritorious defenses and it intends to defend itself vigorously.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter which this report was filed.

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SPECTRAN CORPORATION
                                                (Registrant)

Date:    November 16, 1998                  BY:
                                            /s/  Charles B. Harrison
                                            Charles B. Harrison
                                            President,
                                            Chief Executive Officer
                                            (Acting Principal Financial Officer)