Form 10-K
period 1998-12-31
SPECTRAN CORP
filed 1999-03-30
CIK 718487

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 (Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES ACT OF 1934

For the fiscal year ended December 31, 1998 [ X ]

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE
                                    SECURITIES ACT OF 1934

For the transition period from  ...................to .........................

                         Commission file number 0-12489

                              SPECTRAN CORPORATION
     .........................................................................
           (Exact name of the registrant as specified in its charter)

         Delaware                                      04-2729372
     .....................................     ................................
     State or other jurisdiction of             (I.R.S. Employer Identification
No.)
     incorporation or organization

50 Hall Road, Sturbridge, Massachusetts                        01566
 ......................................................   .......................
   (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code   (508) 347-2261

Securities registered pursuant to Section 12(b) of the Act:
                                           Name of each exchange on
      Title of each class                     which registered


            None                               Not Applicable

 ................................................................................


Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, $.10 par value
 ................................................................................

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock, on February 26, 1999: $36.3 million.

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 7,003,850 shares of common stock, $.10 par value, outstanding on February 26, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III hereof is incorporated by reference from the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

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

Technology

         Fiber optic technology utilizing glass as a communications medium was developed in the 1970s and offers numerous technical advantages over traditional media such as copper. Optical fibers are hair-thin solid strands of high quality glass usually combined in cables for transmitting information in the form of light pulses. An optical fiber consists of a core of high purity glass, which transmits light with little signal loss. This core is typically encased within a covering layer of high purity glass or plastic polymer referred to as optical cladding, which reduces signal loss through the side walls of the fiber. The information to be transmitted is converted from electrical impulses into light waves by a laser or light emitting diode. At the point of reception, the light waves are commonly converted back into electrical impulses by a photo-detector.

     Optical fiber's advantages include its high bandwidth, which permits reliable transmission of complex signals such as multiple high-quality audio and video channels and high-speed data formats such as Fiber Distributed Data Interface (FDDI), Asynchronous Transfer Mode (ATM), Gigabit Ethernet Synchronous Optical Network (SONET) and other communications protocols. Compared to traditional copper cable used in telephony, optical fiber has thousands of times the information carrying capacity, occupies less space and operates over greater distances with significantly less attenuation. This high capacity and reliability makes optical fiber systems well suited for interactive applications, allowing digitally encoded voice, data and video signals to be transmitted in large volumes at high speed. Furthermore, optical fiber is immune to electrical surges (including from lightning strikes) and electromagnetic interference which cause static or failure in copper wire transmission and wireless communication. Optical fiber has technical advantages over wireless communications media such as transmission quality and signal reliability. Optical fiber is also a safer choice in flammable environments because it does not conduct electricity. Additionally, communicating through optical fiber is more secure than copper and wireless communications because tapping into fiber optic cable without detection is more difficult.

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




Products

         The following table describes the Company's and General Photonics' principal product areas and the markets they serve:



--------------------------------------- ------------------------------------- --------------------------------------
               Products                             Applications                        Target Customers
--------------------------------------- ------------------------------------- --------------------------------------
--------------------------------------- ------------------------------------- --------------------------------------
SpecTran Communication
--------------------------------------- ------------------------------------- --------------------------------------
Data Communication grade multimode      Data Communications, including          Integrated cablers (e.g., Lucent,
fiber:  50, 62.5 and 100 micrometer     FDDI and fast Ethernet; LANs; video     Chromatic Technologies); independent
core diameters                          CCTV; computer peripherals channel      cablers (e.g., Optical Cable
                                        attachment                              Corporation, CommScope, General
                                                                                Photonics)
--------------------------------------- ------------------------------------- --------------------------------------
Telecommunication grade single-mode     Telephony (principally in emerging      Independent data communications
fiber                                   economies); high-speed                  domestic cablers; international
                                        short-distance data communication,      telecommunications cablers
                                        including Fibre Channel and FDDI        (e.g., India, China, Mexico)
--------------------------------------- ------------------------------------- --------------------------------------

                                       3



--------------------------------------- ------------------------------------- --------------------------------------
               Products                             Applications                        Target Customers
--------------------------------------- ------------------------------------- --------------------------------------
SpecTran Specialty
--------------------------------------- ------------------------------------- --------------------------------------
Step & graded index multimode fiber &     Factory LANs and PLC interconnects;   Factory, transportation and medical
cable:  Polymer clad/glass core, high     mobile video: avuibucs; high-speed    OEMs; systems designers and
numerical aperture, radiation             ground-basedd transportation;         integrators; geophysical exploration
tolerant, power delivery an high          geophysical exploration and           companies; US government and
temperature fiber; avionics cable         monitoring; sensing; power            military:  utilities; telecom and
high dielectric strength cable            transmission, including laser         supercomputer OEMs; systems
tether cables                             surgery; blood gas monitoring;        designers and integrators
including laser  supercomputer  OEMs;     radiation  resistant links;  high-
monitoring; designers and integrators     speed, short-distance telecom
                                          interconnects (e.g.,  telephone
                                          switching systems andPBXs);
                                          supercomputer links
--------------------------------------- ------------------------------------- --------------------------------------
--------------------------------------- ------------------------------------- --------------------------------------
Specialty single-mode fiber and           Metalized pigtails, couplers,         Telecommunications; optoelectronic
cable: photo-sensitive, rare-earth        amplifiers, geophysical exploration   manufacturers; well-logging
delay line, fatique resistant fiber;      and monitoring; gyroscopes;           companies and system integrators;
avionics cable; tether cables             wave-length division multiplexers     defense contracts


--------------------------------------- ------------------------------------- --------------------------------------
--------------------------------------- ------------------------------------- --------------------------------------
Components and assemblies: crimp and      Industrial automation;                OEMs; systems designers and
cleave connectors; pigtails; fiber        environmental monitoring; customer    integrators; facilities managers;
optic arrays; specialty and hybrid        premises networking; military spec    utilities; optoelectronic devices
interconnects; tool kits                  and high reliablitity assemblies;     manufacturers; defense contractors
                                          high power laser delivery; sensing;
                                          illumination; spectroscopy


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



     Types of products produced by SpecTran Communication and SpecTran Specialty accounted for approximately 72% and 28%, respectively, of 1998 consolidated revenue and 73% and 27%, respectively, of 1997 consolidated revenue. In 1996, types of products by SpecTran Communication, SpecTran Specialty and APD accounted for approximately 59%, 21% and 20%, respectively, of consolidated revenue.

Customers and Marketing

     The Company sells its communication multimode and single-mode optical fibers to various cable manufacturers, domestically and internationally, which assemble them into cables for resale in configurations of their own design. Specialty fiber products are sold directly to a large number of OEMs, by developing specialty applications for customers, and to product development groups, international distributors and manufacturers' representatives, installers, universities and governmental agencies, primarily for use in the industrial, medical, military, aerospace, transportation and telecommunications and data communications markets. Optical fiber cable and cable accessories, manufactured by General Photonics, are sold largely to distributors, systems integrators and installers primarily for use in the customer premises market in the United States, Canada and Mexico.

         The Company markets its multimode and single-mode data communications and telecommunications optical fiber products principally through a direct sales force in the United States and through a network of manufacturers' representatives internationally. Specialty fiber products are marketed domestically through a direct technical field sales force and internationally through a network of technical distributors and sales representatives. Optical fiber cable and cable components produced by General Photonics are marketed primarily through General Cable's direct sales force and sales representatives, whose principal customers are largely distributors and end users. Marketing, technical support and some direct sales and customer support are provided by General Photonics personnel. The Company advertises in trade publications, brochures and other material to its mailing list of potential customers worldwide and participates at trade shows, technical symposia and standards committees.

     As a result of its diversification efforts and broader product offering, the Company has increased its customer base over the last three years and plans to continue to expand this base within its targeted markets. International sales, primarily Asia and Europe, accounted for approximately 15%, 20% and 18% of total sales in 1998, 1997 and 1996, respectively. See Note 16 to the Consolidated Financial Statements - "Business Segements". For the year ended December 31, 1998, sales to each of Optical Cable Corporation and Lucent Technologies were equal to 10% or more of the Company's revenues. The loss of either Optical Cable Corporation or Lucent Technologies would have a material adverse affect on the Company.

Manufacturing and Quality Control

     The basic raw materials required for the manufacture of the Company's optical fiber products are high quality glass tubes and rods, various chemicals, gases and certain polymers. The Company believes that its sources of supply of these raw materials are adequate and that alternative sources are available. The Company typically manufactures optical fibers by introducing vapors and gases of varying chemical compositions into a special glass tube located in a clean, controlled environment. In the modified chemical vapor deposition ("MCVD") process, an inside vapor deposition process used by the Company, the glass tube, which forms all or a portion of the optical cladding, and the introduced vapors and gases are simultaneously heated, and oxide particles, formed through a reaction of chemical vapors with oxygen, are deposited on and adhere to the inside of the tube. As the particles attach to the tube wall, they are fused to create a layer of high purity glass. Succeeding layers of glass of the same or different compositions are deposited in this fashion to permit the transmission of light in accordance with the desired specifications. The Company believes that the MCVD process is well suited to the production of multimode fiber but that it is not presently the most cost-effective process for making single-mode fiber. As part of the acquisition of Ensign Bickford Optical Technologies the Company acquired the patent rights to a process known as hybrid vapor deposition ("HVD"). Since its acquisition, the HVD process has been refined and engineered for production and the Company expects it will be used in 1999 for the manufacture of single-mode fiber.

         In the MCVD process, once deposition is completed, the glass tube is then collapsed into a rod, or primary preform, consisting of a deposited core, in certain instances some deposited cladding and cladding provided by the glass tube itself. In most cases, additional cladding is added to this primary preform. The rod is then placed at the top of a fiber drawing tower, heated until it softens and drawn into a fiber of predetermined diameter. The HVD process does not use a glass starting tube but rather deposits glass soot on the end of a target rod to produce the central portion of the fiber. After this material has been fused into clear glass, additional soot is deposited to increase the cladding volume. The deposited material is also fused into clear glass and resulting rod or preform is subsequently drawn into fiber using the same basic technology as with MCVD fiber draw.

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

     The Company believes that its quality control programs are essential to its success. The Company's quality control programs are designed to maintain strict tolerances during the manufacturing process and to assure performance standards of its products. The Company performs quality control testing on all of its products. The Company designs and builds much of the equipment it uses to manufacture and test its optical fiber products. SpecTran Communication's facility in Sturbridge, Massachusetts and SpecTran Specialty's facility in Avon, Connecticut are ISO 9001 certified. All of the Company's operations utilize internal testing procedures based on the internationally recognized "Fiber Optic Test Procedures" and have in place and continue to develop specialized proprietary testing systems and procedures to support the requirements of their respective customers.

Environmental Matters

     The Company uses certain hazardous materials in its research and manufacturing operations. As a result, the Company is subject to federal, state and local governmental regulations. During 1998, the Company invested $500,000 for the purchase and installation of additional air pollution control equipment at SpecTran Communication's production facility in Sturbridge, Massachusetts. There is no material spending pertaining to environmental compliance planned for 1999. The Company believes that it has complied with all regulations and has all permits necessary to conduct its business.

Proprietary Rights

         The Company and its subsidiaries consider its proprietary know-how with respect to the development and manufacture of flexible glass fibers and value-added optical fiber products to be a valuable asset. This know-how includes formulation of new glass compositions, development of special fiber coatings, coating applications, fiber designs, preform fabrication, fiber drawing, optical fiber cabling methods, fiber cleaving, polishing and end finishing techniques, proprietary testing capabilities, development and implementation of manufacturing processes and quality control techniques, and design and construction of manufacturing and quality control equipment. Product and application knowledge are also considered to be valuable assets of the Company and its subsidiaries.

         Corning License. The Company has a limited, non-assignable, non-exclusive, royalty-bearing license from Corning to make, use and sell fiber under certain of Corning's United States patents with a filing date prior to January 1, 1996 in the field of optical fiber. The license contains certain annual quantity limitations. The Corning license is not applicable to sales made directly or indirectly to certain customers such as Corning, Lucent and the United States Government. The quantities that can be manufactured under the license increase annually through the year 2000. The license has a term equal to the life of the last to expire of the Corning or Company patents licensed under the agreement. Corning has the right to terminate the license in the event that more than 30% of the Company's voting stock is acquired, directly or indirectly, by another manufacturing company. The Company granted back to Corning a non-exclusive royalty-free license for any of its patents with a filing date prior to January 1, 1996 in the field of optical fiber.

         Lucent Licenses. The Company has a non-assignable, non-exclusive, unlimited, royalty-bearing license from Lucent under all patents covering optical fiber and optical fiber cable owned by Lucent or which Lucent and its affiliates had the right to license on or before August 15, 1986. The Company granted back to Lucent a non-exclusive, royalty-free license under patents the Company may obtain relating to optical fiber inventions made on or before August 15, 1986. The license extends for the life of the last to expire of the patents licensed under the agreement.

         In October 1998, the Company and Lucent established a new worldwide, non-exclusive license exchanging rights under their optical fiber patents issued prior to January 1, 1998 and additional patents related to multimode fiber based on applications filed through October 1998. SpecTran is licensed by Lucent to make optical fiber at its existing factories for worldwide use, sale and export from the United States. The license contains some product limitations including certain exclusions to make or sell select specialty fibers for some
                                       8
     applications. Lucent receives non-exclusive, royalty-free worldwide rights. SpecTran agreed to pay Lucent a $4.0 million license fee in installments and, beginning in 2000, a royalty on sales. Lucent has the right to terminate the agreement if the Company is acquired by an optical fiber manufacturer.

     Sales Subject to Corning and Lucent License Agreements. Approximately 22% of the Company's net sales during 1998, all of which were SpecTran Communication sales, were subject to license requiring aggregate royalty payments by the Company of approximately 5% of net sales of the Company's products manufactured under license during 1998. The Company believes that certain Corning patents, which may have been relevant to the Company's single-mode fiber, including patents covered by a non-exclusive license from Corning to the Company, have expired in many countries (including the United States). Therefore, the Company believes that manufacturing and sale of its single-mode fiber is not subject to the Corning license and has been marketing its single-mode fiber without payments of royalties to Corning and without regard to the annual quantity limitations of the Corning license since 1993. The Company presently does not expect to need the Corning license for the manufacture of its multimode fiber after 1999 because the Company believes that a Corning United States patent with relevancy to its multimode fiber will expire in 1999.

     Patents and Trademarks. The Company and its subsidiaries own 22 U.S. patents relating to products, processes and equipment in the fields of optical fibers, optical connectors, coatings and cleaving tools. The Company believes that its patents afford it certain competitive advantages. Under the terms of the Corning and Lucent license agreements, generally its optical fiber patents are required to be made available royalty-free to Lucent and Corning.

         The Company is using its trademark SPECTRAGUIDE(R) for its commercial grade optical fiber and for certain of its value added fiber products. It also uses the trademarks HCS(R) (Hard Clad Silica), Avioptics(TM), Flightguide(TM), PYROCOAT(TM), V-System(TM), V-Pin(TM) and GigaGuideTM.

Research and Development

     Research and development activities and the Company's ability to develop and improve products employing both existing and new technology, are important to the Company. During the fiscal years ended December 31, 1998, 1997 and 1996, the Company spent $5.5 million, $3.3 million and $3.1 million, respectively, or 7.8%, 5.3% and 5.1%, respectively, of its net sales on research and development. The Company has continued to invest in programs to reduce manufacturing cost and improve product performance in both the single-mode and multimode product lines, to develop new optical fiber products and to develop alternative process technologies. The Company's personnel conduct substantially all of its research and development activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
                                       9

Backlog

     As of January 31, 1999, the Company's backlog of orders was approximately $16.6 million (approximately 42% of which was SpecTran Communication backlog), as compared to a backlog of $35.2 million as of January 31, 1998. All of the January 31, 1999 backlog is expected to be delivered during 1999.

Competition

         The Company produces and sells optical fibers and value added optical fiber components and assemblies for data communications, telecommunications and specialized applications. Optical fiber cable and cable components are also sold through General Photonics. While there may be less competition in the specialized markets, all of the markets served by the Company and General Photonics are very competitive. The Company's main competitors for its fibers for data communications and telecommunications are its licensors, Corning and Lucent, to whom the Company pays royalties and who have substantially greater resources and operating experience than the Company. The Company also competes with Alcatel, Plasma Optical Fibres, Yangzee Optical Fiber Corp., FiberCore and other fiber producers throughout the world. The Company's main competitors for its specialty fibers generally have been smaller operations, but some of those competitors are part of companies with substantially greater resources than the Company. General Photonics' main competitors for its optical fiber cable products are large companies with substantially greater resources and operating experience than the Company and General Photonics, some of which may also be customers of SpecTran Communication. The Company competes for sales based upon its ability to fill orders promptly at competitive prices, by developing specialty applications for customers, product performance, product features, unique proprietary products, flexibility, quality and service.

         The Company believes that optical fibers offer a number of advantages over and compete favorably with other means of transmitting information, such as copper wire, radio frequency (RF) wireless, satellite and other line of sight transmissions (e.g., microwaves). Many companies offering such other means of transmitting information have substantially greater resources and operating experience than the Company. The Company often competes with both mature existing technology and new technology, some of which have cost advantages over optical fiber for certain applications.
                                       10

     Competition  may also result from  technological  innovation in the optical fiber industry. New optical fiber designs could provide an advantage to competitors of the Company. New single-mode dense wavelength division multiplexing fibers produced by Lucent and Corning may, particularly in the future, as, among other things, the cost of electronic connections decrease, provide a competitive advantage to those companies, although the Company has access to certain of Lucent's patents in this area through its 1998 license agreement with Lucent.

         The number of participants in the optical fiber industry is to some extent limited by patents covering the fundamental optical fiber technology, the need for substantial capital investment and the availability of highly specialized equipment and personnel with the requisite technical expertise. The Company believes that certain Corning patents, which may have been relevant to the Company's single-mode fiber, including patents covered by a non-exclusive license from Corning to the Company, have expired in many countries (including the United States). The Company further believes that a certain Corning United States patent, covered by this non-exclusive license, with relevance to the Company's multimode fiber, expires in 1999. In addition, the Company believes that a certain Lucent patent licensed to the Company relating to its multimode and single-mode fiber expired in 1997. The expiration of these patents may or may not reduce the patent barrier to entry by other companies.

Employees

         As of December 31, 1998, the Company employed 531 persons, of whom 195 were employed in technology, 242 were employed in manufacturing operations and 94 provided marketing, administrative, management and other support services. These numbers do not include 49 employees of General Photonics. The Company's employees are not represented by a labor union. The Company believes its employee relations are good.


Item 2.       PROPERTIES.

     The Company's administrative offices and the offices and production facilities of SpecTran Communication are located in an approximately 98,000 square foot building. The building is situated on approximately 43 acres of land owned by SpecTran Communication in Sturbridge, Massachusetts. SpecTran Communication owns these buildings and land as well as a 5,000 square foot office building, used for offices, that is next to this manufacturing facility.

         SpecTran Specialty's offices and production facilities are located in an approximately 54,000 square foot building situated on approximately 14 acres of land located in Avon, Connecticut. This property is owned by the Company.

         General Photonics has assumed APD's lease for offices and production facilities in a 50,000 square foot facility located in Dayville, Connecticut under a lease expiring February 6, 2001, which is subject to a three year renewal option, followed by a two year renewal option.


Item 3.       LEGAL PROCEEDINGS.

              On November 6, 1998, the Company announced that it would contest a complaint filed in the United States District Court in Boston, MA on October 2, 1998, purportedly as a class action suit. Titled Cruise v. Cannon, et al., the complaint alleges that the Company and three of its current or former officers and directors violated securities laws by misrepresenting the Company's financial condition and financial results during 1998. The suit purports to be a class action on behalf of all individuals who purchased the Company's stock on the open market from February 25, 1998 to July 17, 1998. The suit alleges, among other things, that there were public misrepresentations or failures to disclose material facts during that period which allegedly artificially inflated the price of the Company's common stock in the marketplace. The complaint seeks an undisclosed amount of compensatory damages and costs and expenses, including plaintiff's attorney's fees and such further relief as the Court may deem just and proper. The Company believes the action is totally without merit, believes that it has highly meritorious defenses and it intends to defend itself vigorously.


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
                          September 30, 1997              20-3/4         13-3/4
                          December 31, 1997               15-1/4         8-5/8

             1998         March 31, 1998                  11-1/8         6-7/8
                          June 30, 1998                   10-1/4         6-15/16
                          September 30, 1998              7-13/16        4-5/32
                          December 31, 1998               7-5/8          3-9/16



     On March 26 1999,  the  closing  price of Common  Stock as  reported on the
NASDAQ   National  Market  System  was  $4.   The  approximate   number  of
shareholders of record of the Company's Common Stock as of January 31, 1999 was 755 which includes all shares held in nominee names by brokerage firms and financial institutions as one stockholder. It is estimated that shares held in street name are held for approximately 5,602 stockholders.

         The Company has not paid any cash dividends and does not intend to pay cash dividends in the foreseeable future.

Item 6.       SELECTED CONSOLIDATED FINANCIAL DATA.


                                                                       Years Ended December 31
                                                                (in thousands, except per share data)
                                                 ---------------------------------------------------------------------
OPERATING RESULTS                                    1998          1997          1996          1995          1994
-----------------                                    ----          ----          ----          ----          ----

Net Sales                                        $   70,856    $   62,057    $   61,571       $38,581       $26,926
Gross Profit                                         18,880        23,276        22,375        13,061         7,623

Income (Loss) Before Income Taxes and
   Equity in Joint Venture                            1,746         7,111         5,537           777          (487)
Net Income (Loss)                                       523         4,842         3,655           542          (487)
Earnings per Common Share-Basic                         .07           .72           .68          .10            (.09)
Earnings per Common Share-Diluted                       .07           .68           .61          .10            (.09)
Weighted Average Shares Outstanding                   7,003         6,724         5,374         5,298         5,203
Weighted Average Shares Outstanding
   Assuming Conversion                                7,103         7,148         5,962         5,582         5,203

FINANCIAL POSITION

Total Assets                                        105,419        92,105        62,456        40,365        31,362
Long-Term Debt                                       30,800        24,000        24,000        10,000         5,240
Stockholders' Equity                                 57,312        56,759        28,403        24,296        23,104


     See also Note 16 to the Consolidated Financial Statements - "Business Segements".

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS   OF OPERATIONS.

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997 Overview

         Currently, SpecTran develops, manufactures, and markets high quality optical fiber, optical fiber cables and value-added optical fiber components and assemblies. Prior to 1993, the Company had a narrow customer base and was focused on the production of multimode fiber for the domestic market. In 1993 the Company began to implement a strategic plan to diversify its products, markets and customer base. As part of this plan, the Company reintroduced single-mode fiber in 1993 and began marketing it internationally. In 1994 the Company acquired Ensign-Bickford's specialty fiber operations (which later became SpecTran Specialty), allowing the Company to become a worldwide leader in fiber optic specialty applications. The Company entered the fiber optic cable market in May 1995 by acquiring APD in order to participate more extensively in the rapid growth of the data communications market, the principal end market of multimode fiber. In December 1996 the Company formed General Photonics, a joint venture with General Cable, to develop, manufacture and market fiber optic cable.

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                                    Years Ended December 31,
                                                                              1998              1997             1996
                                                                              ----              ----             ----

Net Sales                                                                   100.00%           100.0%            100.0%
Cost of Sales                                                                 73.4%            62.5%             63.7%
                                                                              -----            -----             -----
   Gross Profit                                                               26.6%            37.5%             36.3%
Selling and Administrative Expenses                                           19.5%            22.5%             22.1%
Research and Development Cost                                                  7.8%             5.3%              5.1%
                                                                               ----             ----              ----
   Income (Loss) from Operations                                                    (0.6)%             9.7%              9.1%
Other Income (Expense), net                                                    3.1%             1.8%             (.1)%
                                                                               ----             ----             -----
   Income before Income Taxes and Equity in Joint Venture                      2.5%            11.5%              9.0%
Income (Loss) from Joint Venture                                             (1.4)%           (0.5)%               --%
                                                                             ------           ------               ---
   Income before Income Taxes                                                  1.1%            11.0%              9.0%
Income Tax Expense                                                              .4%             3.2%              3.1%
                                                                                ---             ----              ----
      Net Income                                                                .7%             7.8%              5.9%
                                                                                ===             ====              ====

Net Sales

         Net sales increased $8.8 million, or 14.2% from $62.1 million in 1997 to $70.9 million in 1998. The increase was due to record annual revenues at both SpecTran Communication, resulting from higher sales volume made possible by the multimode expansion completed earlier in 1998, and at SpecTran Specialty. Sales growth continued to be adversely affected by lower unit selling prices for both multimode and single-mode fiber due to the highly competitive market conditions caused by an industry-wide oversupply situation.

Gross Profit

         Gross profit decreased $4.4 million, or 18.9% from $23.3 million in 1997 to $18.9 million in 1998. As a percentage of net sales, the gross profit decreased to 26.6% for the year ended December 31, 1998, from 37.5% for the year ended December 31, 1997. The decrease in gross profit was primarily due to continued industry pricing pressures for standard communication fiber products and to operational problems and inventory write-downs at SpecTran Specialty.

Selling & Administrative

         As a percentage of net sales, selling and administrative expenses decreased to 19.5% for the year ended December 31, 1998, from 22.5% for the year ended December 31, 1997. Selling and administrative expense decreased $85,000, or .6% from $14.0 million in 1997 to $13.8 million in 1998. The decrease is primarily due to lower Incentive Compensation in 1998.

Research and Development

         Research and development costs increased $2.2 million, or 67.0% from $3.3 million in 1997 to $5.5 million in 1998. The Company in 1998 increased its investment in programs to improve manufacturing costs and product performance in both multimode and single-mode product lines, to develop new special performance fiber products and to develop alternative process technologies.

Other Income (Expense), net

         Other income (expense), net favorably increased $1.1 million, or 99.8% from net other income of $1.1 million in 1997 to net other income of $2.2 million in 1998. Interest income decreased $1.1 million, or 83.1% from $1.3 million in 1997 to $200,000 in 1998 due to a lower level of cash available for investment. Net interest expense increased $672,000, or 90.1% from $747,000 in 1997 to $1.4 million in 1998 primarily due to a higher level of borrowings under the Company's revolving credit agreement and to a lower level of capitalized interest associated with the Company's capacity expansion programs. Other net, increased favorably $2.9 million, or 561.2% from $510,000 in 1997 to $3.4 million in 1998 due to the Company's settlement of a multi-year supply contract with Corning.

Income Taxes

         A tax provision of 32.0% of pre-tax income was provided for the year ended December 31, 1998, compared to a tax provision of 29.0% for the year ended December 31, 1997. The lower effective tax rate for 1997 was due to the Company benefiting from tax credit carryforwards and low state income taxes as a result of a high level of investment tax credits due to the capacity expansions.

Income From Equity in Joint Venture

         The Company realized a loss of $974,000 and $287,000 for the years ended 1998 and 1997 respectively, from its investment in General Photonics. This joint venture was formed in December 1996 with General Cable. The loss in 1998 was primarily due to lower than anticipated revenues and gross profit due to continued soft demand in the cable premise market, combined with continued price declines for cable.

Net Income

     Net income decreased $4.3 million, or 89.2% from $4.8 million in 1997 to $523,000 in 1998. The decrease in earnings is due to reduced gross profit from SpecTran Communication, primarily related to continued industry pricing pressures for standard communication fiber products, to operational issues and inventory write-downs at SpecTran Specialty and the loss from the Company's equity in General Photonics.

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

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

Selling & Administrative

         Selling and administrative expenses increased $325,000, or 2.4%, from $13.6 million in 1996 to $14.0 million in 1997. This increase was primarily due to costs associated with the Company's one-time management reorganization and training costs slightly offset by a lower provision for incentive compensation in 1997. As a percentage of net sales, selling and administrative expenses slightly increased to 22.5% for the year ended December 31, 1997 from 22.2% for the year ended December 31, 1996.

Research & Development

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

Other Income (Expense), net

         Other income (expense), net favorably increased by $1.2 million to net other income of $1.1 million in 1997 compared with net other expense of $65,000 in 1996. Interest income increased $1.1 million, or 487.2%, from $226,000 in 1996 to $1.3 million in 1997 due to a higher level of cash available for investment as a result of the Company's secondary public offering in February 1997. Interest expense, net of capitalized interest, increased $276,000, or 58.6%, from $471,000 in 1996 to $747,000 in 1997 due to the increase in debt related to the Company's capacity expansion.

Income Taxes

         The effective tax rate declined from 34.0% in 1996 to 29.0% in 1997 primarily due to a lower provision for state income taxes in 1997 as a result of investment tax credits associated with capacity expansion. The effective tax rates for 1997 and 1996 were lower than the statutory combined federal and state tax rates due primarily to a reduction of $300,000 in 1997 and $400,000 in 1996 in the valuation allowance for deferred tax assets due to the Company's belief that it is more likely than not that the additional deferred tax assets will be realized through the utilization of operating loss and tax credit carryforwards. See Note 10 of "Notes to the Consolidated Financial Statements."

Income From Equity in Joint Venture

     The Company realized a loss of $287,000, from its equity in General Photonics, the joint venture formed in December 1996 with General Cable. The loss in 1997, was primarily due to lower than anticipated revenues. In 1996, the results of Applied Photonic Devices, Inc., the predecessor to General Photonics, were included in the consolidated results.

Net Income (Loss)

         Net income increased $1.2 million, or 32.5%, from $3.7 million in 1996 to $4.8 million for the year ended in 1997. The increase was primarily due to improved operating results at Communication Fiber and higher interest income.

                         Liquidity and Capital Resources

     As of December 31, 1998, the Company had approximately $1.7 million of cash. In addition, the Company has a $20.0 million revolving credit agreement with its principal bank maturing in April 2000. As of December 31, 1998, the Company had borrowed $10.0 million against the revolving credit agreement.

         The Company has a scheduled debt principal repayment of $3.2 million on December 21, 1999.

         The Company's net working capital position at December 31, 1998, was approximately $11.8 million with a current ratio of 1.8 to 1.

     During 1998 the Company used $10.0 million in cash provided from financing activities, primarily from net borrowings under its revolving credit agreement, $6.5 million of proceeds from the sale of marketable securities and positive cash flow from operations of $3.0 million, to fund its capacity expansion.

     The Company is continuing its capacity expansion, which will require approximately $1 million in capital expenditures during 1999, resulting in total expenditures for capacity expansion since 1996 of approximately $44 million for SpecTran Communication and approximately $12 million for SpecTran Specialty, including equipment purchases. When fully operational, expected in the second quarter of 1999, the expansion at SpecTran Communication will increase its capacity by more than 100% from 1996 levels. The expansion at SpecTran Specialty increased capacity by more than 50%.

     The Company intends to continue to finance its capital and operational needs for the remainder of the year through a combination of cash flow from operations and borrowings, assuming the Company continues to meet its lenders revised covenants. The Company had violated certain covenants contained in both the revolving credit agreement and the senior secured notes triggered by its second quarter 1998 results. In December 1998, the Company signed an agreement to amend these covenants under its loan agreements with its principal bank and the senior secured noteholders. With the signing of that agreement, the Company remedied all violations under the original agreements. While the Company is presently in compliance with all the revised covenants, there can be no assurance that the Company,will in the future, be able to remain in compliance with all the revised covenants.

     The Company is exploring various financing alternatives, including seeking additional capital or entering into strategic alliances in an attempt to reduce its debt. The Company believes that successful completion of one or more of these alternatives and/or renewal or extension of its revolving credit agreement is necessary to meet its longer term cash requirements.

                               The Year 2000 Issue

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's information technology systems (which the Company relies on to monitor and manage its operations, accounting, sales and administrative functions), such as computers, servers, networks, and software ("IT Systems") and other systems that use embedded microchip technology ("Non-IT Systems") that are date sensitive may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruption of operations. Similarly, the date-sensitive IT Systems and Non-IT Systems of third party suppliers or customers with whom the Company has material relationships could experience similar malfunctions which could, in turn, have a material adverse impact on the Company.

     The Company has completed an enterprise-wide assessment of all mission critical IT Systems and Non-IT Systems to evaluate the state of its preparedness for the Year 2000. The Company has established teams by business unit to address the Year 2000 issue. The Company has completed a significant portion of the Non-IT Systems remediation in connection with the recent capacity expansion at both facilities. A significant portion of production equipment was replaced or upgraded as part of this expansion. The Company has revised its estimate for Year 2000 spending down to $1.2 million from $1.5 million. This includes $222,000 for software which will be expensed in 1999. The plan calls for remediation to be complete on all systems critical to operate the business by July 1999, with the remediation of the remaining non-critical systems expected to be complete by the end of the third quarter. The Company estimates that it is 50% complete with its remediation efforts for the Year 2000. The costs of the project and the date the Company plans to complete Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made or are not completely timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. The Company is developing contingency plans in case its remediation efforts are unsuccessful. The Company expects to complete the contingency plans in July 1999 in conjunction with the implementation and testing of the critical business systems.

         The Company has initiated formal communications with a substantial majority of its significant customers and suppliers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues there can be no guarantee that the systems of other companies on which the Company relies will be completed in a timely manner or that these issues would not have a material adverse effect on the Company.

                                Subsequent Events

     In March 1999, Dr. Raymond E. Jaeger, who was Chairman of the Board of Directors until December 31, 1998, resigned from his position as a director of the Company and its subsidiaries. Dr. Jaeger remains a consultant to the Company. Mr. Bruce A. Cannon, who had previously resigned from his executive positions, entered into an agreement with the Company during the first quarter of 1999, effective as of December 1, 1998, memorializing his resignation as an officer and a director of the Company and its subsidiaries. Mr. Cannon remains a consultant to the Company.

                        Recent Accounting Pronouncements

         Effective January 1, 1998, the Company adopted: (1) Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income." The statement requires the corporation to report "comprehensive income" as defined therein. (2) Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an enterprise and Related Information." The Statement changes the criteria used to determine the segments for which the Company must report information. This item is discussed herein; please also see the Notes to Consolidated Financial Statements for more information; and (3) Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits." The Statement requires additional disclosures on changes in the benefit obligations and fair values of plan assets during the year. (4) Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or obtained for Internal Use". The statement of position provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of this statement did not have a material affect to the financial position or results of operations. (5) Statement of Position 98-5 "Reporting on the Costs of Start-up Activities". The adoption of this statement did not have a material affect to the financial position or results of operations. Please refer to the Notes to Consolidated Financial Statements for more information.

                                       Other

     This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, in Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties that may cause results to differ materially from expectations, including without limitation, the ability of the Company to market and develop its products, general economic conditions and competitive conditions in markets served by the Company.
Forward-looking statements include, but are not limited to, global economic conditions, product demand, competitive products and pricing, manufacturing efficiencies, cost reductions, manufacturing capacity, facility expansions and new plant start-up costs, the rate of technology change, and other risks. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the company or any person that the objectives and plans of the Company will be achieved.

Item 7A.      QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company's cash is invested in short-term dollar-denominated money market funds. The Company does not engage in trading of these investments and believes that they may present minimal market risk.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              The response to this Item is submitted as a separate section of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                   PART III


Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information to be contained under the heading "Election of Directors" in the Company's proxy statement relating to the 1999 Annual Meeting of Shareholders (the "Proxy Statement") is hereby incorporated herein by reference.


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


Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions to be contained under the heading "Compensation and Incentive Stock Committee
Interlocks and Insider Participation " in the Proxy Statement is hereby incorporated herein by reference.

                                     PART IV


Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    1. & 2.    Financial Statements and Financial Statement Schedules:
                  The response to this portion of Item 14 is submitted as a separate section of this Form 10-K.

             3.   Exhibits:
                  See Exhibit Index on Pages 27 through 32 of this Form 10-K.

(b) Reports on Form 8-K filed during the final quarter of fiscal 1998: None


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                                         SPECTRAN CORPORATION

          March 27, 1999               By:    /s/  Charles B. Harrison
                                              ------------------------
                                              Charles B. Harrison
                                              President,
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors



          March 27, 1999                By:    /s/  John T. Rogers
                                               -------------------
                                               John T. Rogers
                                               Acting Chief Financial Officer
                                               Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






               Signatures                                Title                                Date


/s/  Charles B. Harrison                   President, Chief Executive Officer            March 27, 1999
------------------------------               and Chairman of the Board of
Charles B. Harrison                           Directors (principal executive
                                              officer)


/s/  John T. Rogers                          Acting Chief Financial Officer              March 27, 1999
------------------------------               (principal accounting officer)
John T. Rogers




/s/  John E. Chapman                       Senior Vice President - Technology            March 27, 1999
-------------------------------
John E. Chapman                                       and Director



/s/  Ira S. Nordlicht                                   Director                         March 27, 1999
-----------------------------------
Ira S. Nordlicht



/s/  Paul D. Lazay                                      Director                         March 27, 1999
---------------------------------
Paul D. Lazay



/s/  Richard M. Donofrio                                Director                         March 27, 1999
----------------------------------
Richard  M. Donofrio



/s/  Lily K. Lai                                        Director                         March 27, 1999
-------------------------------------
Lily K. Lai



/s/  Robert A. Schmitz                                  Director                         March 27, 1999
-------------------------------------
Robert A. Schmitz

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

   10.71 Supplemental Retirement Agreement between SpecTran Corporation and Crawford L. Cutts dated May 8, 1996. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated August 9, 1996.

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

   10.107  Settlement  Agreement  dated  February  13,  1998,   between  Corning
           Incorporated  and  SpecTran   Corporation.  (Incorpated  by reference
           to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

  10.108 Employment Agreement between SpecTran Corporation and Charles B. Harrison dated as of April 1, 1998. (Incorpated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended May 15, 1998.)

  10.109 Employment Agreement between SpecTran Corporation and William B. Beck dated as of June 20, 1998. (Incorpated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended August 14, 1998.)

  10.110 Employment Agreement between SpecTran Corporation and Raymond E. Jaeger dated as of April 13, 1998. (Incorpated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended August 14, 1998.)

  10.111 Patent License Agreement between Lucent Technologies, Inc. and SpecTran Corporation dated October 30, 1998.(Incorpated by reference to the Registrant's Current Report on Form 8-K for the fiscal year ended February 11, 1998.)(Registrant has been granted confidential treatment for portions of this Exhibit.)

  10.112 Agreement between SpecTran Corporation and Bruce A. Cannon dated as of December 1,1998.

  10.113   Employment   Termination   Agreement  and  Release  between  SpecTran
           Corporation and William B. Beck dated as of October 7, 1998.

  10.114 Employment Agreement between SpecTran Corporation and Martin Seifert dated as of August 25, 1998.

  10.115   Registrant's 1991 Incentive Stock Option Plan, as amended

  10.116 First Amendment to Loan Agreement among SpecTran Corporation, SpecTran Communication Fiber Technologies, Inc., SpecTran Specialty Optics Company, Applied Photonic Devices, Inc. and Fleet National Bank dated as of September 30, 1998.

  10.117 First Amendment to Note Purchase Agreement by and among SpecTran Corporation, and each of the purchasers listed on the signature page thereto dated as of September 30, 1998.

  10.118   First  Amendment  to  Trademark Security   Agreement  among  SpecTran
           Corporation, SpecTran Communication Fiber Technology Inc., SpecTran Specialty Optics Company, Applied Photonic Devices, Inc., and State Street Bank and Trust Company, as Trustee, dated as of September 30, 1998.

  10.119 First Amendment to Patent Collateral Assignment among SpecTran Corporation, SpecTran Communication Fiber Technologies, Inc., SpecTran Specialty Optics Company, Applied Photonic Devices, Inc. and State Street Bank and Trust Company, as Trustee, dated as of September 30, 1998.

  10.120   Modification   Agreement   between   SpecTran   Communication   Fiber
           Technologies, Inc. to State Street Bank and Trust Company, as Trustee, dated as of September 30, 1998.

  10.121 Modification Agreement between SpecTran Specialty Optics Company to State Street Banks and Trust Company, as Trustee, dated as of September 30, 1998.

  10.122 General Photonics audited Financial Statements. (In compliance with Regulation SX13, General Photonics' Financial Statements for period ending December 31, 1998 will follow as an amendment. They are currently unavailable.)

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

                                    Form 10-K

                           Items 8, 14 (a) (1) and (2)

             Index to Consolidated Financial Statements and Schedule

The following consolidated financial statements of the registrant required to be included in Item 8 and 14 (a) (1) are listed below:

                                                                                                   Page

Independent Auditors' Report                                                                       F-2
Financial Statements:
     Consolidated   Balance  Sheets  as  of  December  31,  1998  and  1997  F-3
     Consolidated  Statements  of  Operations  for the Years Ended  December 31,
     1998,
          1997 and 1996                                                                            F-4
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
          1997 and 1996                                                                            F-5
     Consolidated Statements of Stockholders' Equity for the Years
           Ended December 31, 1998, 1997 and 1996                                                  F-6
     Notes to Consolidated Financial Statements                                              F-7 through F-32



The following financial statement schedule of the registrant is included pursuant to Item 14 (a) (2):

Financial Statement Schedule                                                                       Page


        I.  Valuation and Qualifying Accounts                                                      F-32

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is presented in the consolidated financial statements, including the notes thereto.


                                           Independent Auditors' Report




The Board of Directors and Stockholders
SpecTran Corporation:


We have audited the consolidated financial statements of SpecTran Corporation as of December 31, 1998 and 1997, and the related statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpecTran Corporation as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule I is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinio, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                                           KPMG PEAT MARWICK LLP



Boston, Massachusetts
February 12, 1999

                                               SpecTran Corporation
                                            Consolidated Balance Sheets
                                               Dollars in thousands

                                              ASSETS (NOTE 8 AND 15)
                                                                                       1998                1997
                                                                                       ----                ----
Current Assets:
     Cash and Cash Equivalents                                                    $    1,690          $      445
     Current Portion of Marketable Securities (Note 2)                                    --               5,535
     Trade Accounts Receivable, net of allowance for doubtful
        accounts of $523 and $389 in 1998 and 1997, respectively                      12,568               8,622
     Inventories (Note 3)                                                              8,279               9,666
     Income Taxes Receivable                                                             644                  --
     Deferred Income Taxes, net (Note 11)                                              1,889               1,189
     Prepaid Expenses and Other Current Assets                                         1,036               1,943
                                                                                  ----------          ----------

     Total Current Assets                                                             26,106              27,400
                                                                                  ----------          ----------

Investment in Joint Venture (Note 15)                                                  3,239               4,213

Property, Plant and Equipment, net (Note 4)                                           68,495              55,409

Other Assets:
     Long-term Marketable Securities (Note 2)                                             --                 996
     License Agreements, net (Notes 5 & 13)                                            4,335                 603
     Deferred Income Taxes, net (Note 11)                                                 --                 412
     Goodwill, net (Note 6)                                                              793                 872
     Other Long-Term Assets (Note 14)                                                  2,451               2,200
                                                                                  ----------          ----------
     Total Other Assets                                                                7,579               5,083
                                                                                  ----------          ----------
              Total Assets                                                        $  105,419          $   92,105
                                                                                  ==========          ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities (Note 15):
     Current Maturities of Long-term Debt (Note 8)                                 $    3,200          $       --
     Current Portion of License Fees Payable (Note 13)                                  1,250                  --
     Accounts Payable                                                                   4,410               4,758
     Income Taxes Payable                                                                  --                 573
     Accrued Defined Benefit Pension Liability (Note 14)                                1,902               1,716
     Deferred Income Taxes, net (Note 11)                                                 478                  --
     Accrued Liabilities (Note 7)                                                       3,317               4,299
                                                                                   ----------          ----------

     Total Current Liabilities                                                         14,557              11,346
                                                                                   ----------          ----------

Long-term portion of License Fee Payable (Notes 5 & 13)                                 2,750                  --
Long-term Debt (Note 8)                                                                30,800              24,000
                                                                                   ----------          ----------

Stockholders' Equity (Note 9 ):
     Common  Stock,  voting,  $.10  par  value;  authorized  20,000,000  shares;
         outstanding 7,003,850 shares and 7,000,634 shares in 1998 and
         1997, respectively                                                               700                 700
     Common Stock, non-voting, $.10 par value;
          authorized 250,000 shares, no shares outstanding                                 --                  --
     Paid-in Capital                                                                   50,252              50,223
     Accumulated Other Comprehensive Income (Loss)                                         --                  (1)
     Retained Earnings                                                                  6,360               5,837
                                                                                   ----------          ----------

     Total Stockholders' Equity                                                        57,312              56,759
                                                                                   ----------          ----------

              Total Liabilities and Stockholders' Equity                           $  105,419          $   92,105
                                                                                   ==========          ==========

               See  accompanying  notes  to  consolidated  financial statements.

                                  SpecTran Corporation
                  Consolidated Statements of Operations and Comprehensive Income
                       Dollars in thousands except per share amounts



                                                                           Years Ended December 31,
                                                           ---------------------------------------------------------
                                                                 1998                1997               1996
                                                                 ----                ----               ----

Net Sales (Note 12)                                            $   70,856         $   62,057          $   61,571
Cost of Sales                                                      51,976             38,781              39,196
                                                               ----------         ----------          ----------

     Gross Profit                                                  18,880             23,276              22,375

Selling and Administrative Expenses                                13,818             13,966              13,641
Research and Development Costs                                      5,493              3,289               3,132
                                                               ----------         ----------          ----------

Income (Loss) from Operations                                        (431)             6,021               5,602
                                                               ----------         ----------          ----------

Other Income (Expense):
     Interest Income                                                  224              1,327                 226
     Interest Expense                                              (1,419)              (747)               (471)
     Other Net (Note 5)                                             3,372                510                 180
                                                               ----------         ----------          ----------

     Other Income (Expense), net                                    2,177              1,090                 (65)
                                                               ----------         ----------          ----------

Income before Income Taxes and Equity in Joint Venture              1,746              7,111               5,537
Loss from Joint Venture (Note 15)                                    (974)              (287)                 --
                                                               ----------         ----------          ----------

Income before Income Taxes                                            772              6,824               5,537
Income Tax Expense (Note 11)                                          249              1,982               1,882
                                                               ----------         ----------          ----------

Net Income                                                            523              4,842               3,655
                                                               ----------         ----------          ----------

Other Comprehensive Income,
   Net of Tax:
   Unrealized Gains on Securities:
   Unrealized Holdings Gains
    Arising During the Period                                          1                  11                    4
   Less Reclassification Adjustment
    For (Gains)/Losses Included
   In Net Income                                                     (12)                 (17)                 13
                                                                    ----             --------          ----------

   Other Comprehensive Income (Loss)                                 (11)                  (6)                 17
                                                                    ----             --------          ----------

Comprehensive Income                                           $      512          $    4,836               3,672
                                                               ==========           ==========           =========

Net earnings per Common Share (Note 10):

            Basic                                              $      .07        $        .72         $      .68
                                                               ==========        ============         ==========

          Diluted                                              $      .07        $         .68        $      .61
                                                               ==========        =============         =========

              See  accompanying  notes  to  consolidated  financial statements.

                              SpecTran Corporation
                      Consolidated Statements of Cash Flows
                              Dollars in thousands
                            Years Ended December 31,

                                                                                 1998              1997             1996
Cash Flows from Operating Activities:
     Net income                                                                $     523        $   4,842         $   3,655
     Reconciliation of net income to net cash provided by operating activities:
         Depreciation and amortization                                             6,665            3,969             3,071
         Loss (gain) on sale of marketable securities                                (18)             (24)               19
           Loss on disposition of equipment                                          178               61                --
         Changes in valuation accounts                                             1,126             (532)             (380)
           Investment in joint venture                                               974              (78)             (354)
         Change in long-term deferred income taxes                                 1,221              402             1,118
         Change in other long-term assets                                         (4,349)            (409)             (344)
     Changes  in  assets  and  liabilities:
         Current deferred income taxes                                              (700)            (398)              (83)
         Accounts receivable                                                      (4,079)          (1,172)           (2,136)
         Inventories                                                                  65           (1,709)           (3,742)
         Prepaid expenses and other current assets                                   894             (639)              (50)
         Income taxes payable/receivable                                          (1,218)             273              (150)
         Accounts payable and accrued liabilities                                  2,855            1,021             3,606
                                                                               ---------        ---------         ---------

Net Cash Provided by Operating Activities                                          4,137            5,607             4,230
                                                                               ---------        ---------         ---------

Cash Flows from Investing Activities:
     Sale of Assets of Applied Photonic Devices                                       --               --             5,278
     Acquisition of property, plant and equipment                                (19,471)         (41,157)          (11,100)
     Purchase of marketable securities                                            (9,652)        (254,437)          (29,658)
     Proceeds from sale/maturity of marketable securities                         16,202          263,368            19,439
                                                                               ---------        ---------         ---------

Net Cash Used in Investing Activities                                            (12,921)         (32,226)          (16,041)
                                                                               ---------        ---------         ---------

Cash Flows from Financing Activities:
     Borrowings of long-term debt                                                 10,000               --            28,000
     Repayment of long-term debt                                                      --               --           (14,000)
     Issuance of common stock, net                                                    --           23,082                --
     Tax effect of disqualifying disposition of ISO shares                            --               43               117
     Proceeds from exercise of stock options and warrants                             29              374               329
     Deferred financing costs                                                         --               --              (695)
                                                                               ---------        ---------         ---------

Net Cash Provided by Financing Activities                                         10,029           23,499            13,751
                                                                               ---------        ---------         ---------

Increase (Decrease) in Cash and Cash Equivalents                                   1,245           (3,120)            1,940
Cash and Cash Equivalents at Beginning of Year                                       445            3,565             1,625
                                                                               ---------        ---------         ---------

Cash and Cash Equivalents at End of Year                                       $   1,690        $     445         $   3,565
                                                                               =========        =========         =========

              See  accompanying  notes  to  consolidated  financial statements.

                              SpecTran Corporation
                 Consolidated Statements of Stockholders' Equity
              For the Years Ended December 31, 1998, 1997 and 1996
                              Dollars in thousands



                                                                           Accumulated
                                                                              Other       Retained       Total
                                          Common Stock       Paid-in      Comprehensive   Earnings    Stockholders'
                                       Shares   Par Value    Capital      Income (Loss)   (Deficit)      Equity

   Balance at December 31, 1995       5,353,686      $535      $26,443           $(22)     $(2,660)       $24,296

        Exercise of Stock
   Options (Note 9)                      46,385         5          324             --          --             329
        Issuance of Shares in
          Connection with
          Acquisition (Note 15)              --         --         117             --          --             117
        Unrealized Gain on
          Marketable Securities              --         --          --              6          --               6
        Net Income                           --         --          --             --       3,655           3,655
                                      ---------     ------    --------          ------    --------          -----

   Balance at December 31, 1996       5,400,071        540      26,884            (16)        995          28,403

        Exercise of Stock
   Options                              100,563         10         364             --          --             374
        (Note 9)
         Issuance of Shares in
         Connection with Stock
          Offering (Note 9)           1,500,000        150      22,932             --          --          23,082
         Tax Effect of Disqualifying
           Disposition of ISO                --         --          43             --          --              43
           shares(Note 10)

        Unrealized Gain on
          Marketable Securities              --         --          --             15          --             15
        Net Income                           --         --          --             --       4,842          4,842
                                      ---------     ------    --------         ------     --------         -----

   Balance at December 31, 1997       7,000,634         700     50,223             (1)      5,837         56,759


         Exercise of Stock Options
         (Note 9)                         3,216          --         29             --           --            29
        Unrealized Gain on
          Marketable Securities              --          --         --              1           --             1
        Net Income                           --          --         --             --          523           523
                                      ---------       ------    --------        ------     --------          ---

   Balance at December 31, 1998       7,003,850         $700    $50,252        $   --       $6,360       $57,312
                                      =========       ======    ========        ======      =======      =======

              See  accompanying  notes  to  consolidated  financia statements.

                              SPECTRAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997 and 1996



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

Principles of Consolidation and Basis of Accounting

     The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries: SpecTran Communication Fiber Technologies, Inc. ("SpecTran Communication"), SpecTran Specialty Optics Company ("SpecTran Specialty") and Applied Photonic Devices, Inc. ("APD") which holds the Company's investment in General Photonics, LLC, a 50-50 joint venture between the Company and General Cable Corporation ("General Cable"). In December 1996, the Company sold certain of the assets of APD to General Cable and then contributed the remaining non-cash assets of APD to General Photonics for a 50% equity interest (See Note 15). The investment in General Photonics is accounted for under the equity method of accounting pursuant to which the Company records its 50% interest in General Photonics' net operating results. Prior to the formation of General Photonics, APD's results of operations, including net sales and expenses, were consolidated with those of the Company. All significant intercompany balances and transactions have been eliminated.

         Management uses estimates and assumptions in preparing the financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the reported revenue and expenses. Actual results may vary from the estimates.

     Certain 1997 and 1996 balances have been reclassified to be consistent with the current year's presentation.


Revenue Recognition

     Sales revenues are recognized upon shipment of goods. Customers generally have the right to return for replacement any goods which do not meet the customer's purchase order specifications. Sales revenues and cost of sales as reported in the consolidated statements of operations and comprehensive income are adjusted to reflect estimated returns and warranty costs.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996

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

     Supplemental disclosure of cash flow information includes cash paid during the year for (in thousands):
                                    1998               1997                1996
                                    ----               ----                ----
            Interest               $2,590             $2,120            $   780
            Income Taxes            1,316              2,159              1,044

Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Machinery and equipment assembled by the Company are valued at the cost of component parts purchased, plus the approximate labor and overhead costs to the Company. Significant renewals and betterments are capitalized. The cost of maintenance and repairs is charged to expense as incurred. Repairs and maintenance costs amounted to $1.8 million, $1.6 million and $1.5 million in 1998, 1997 and 1996, respectively.

         Depreciation is provided by the straight-line method. The principal annual rates of depreciation are:

         Buildings and building improvements..................4%
         Machinery and equipment.......................14% to 33-1/3%

     In 1997 the Company changed the rate of depreciation for all machinery and equipment put in service after January 1, 1997, from 5 to 7 years, to more accurately reflect the economic life of these assets.

     Depreciation expense of property, plant and equipment amounted to $6.2 million, $3.6 million and $2.5 million in 1998, 1997 and 1996, respectively.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996



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

License Agreements and Other Assets

         The total cost of the license agreements obtained in 1991 and 1998 are being amortized and charged to expense based on a ten year life. Amortization expense amounted to $267,000 in 1998 and $201,000 for 1997 and 1996. Deferred financing costs are amortized and charged to expense over the lives of the related debt. Patents are being amortized over a ten year life.

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

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996




Financial Instruments

         Financial instruments of the Company consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, bank loan and senior secured notes. The carrying amounts of these financial instruments approximate their fair value.

Stock-Based Compensation

         Statement of Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Comprehensive Income

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. The Company's comprehensive income consists of net earnings and unrealized gains or losses on marketable securities and is presented in the Consolidated Financial Statements. The adoption of SFAS 130 had no impact on net earnings or on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

2 - Marketable Securities

         The Company had no marketable securities available for sale at December 31, 1998. A summary of marketable securities available for sale for the year ended December 31, 1997 is as follows (in thousands):


                                                                                                           Quoted
                                       Purchase         Amortized       Unrealized      Unrealized         Market
                                         Price            Cost            Gains           Losses            Value
1997
Money Market                          $       88        $     88           $  --          $    --        $       88
U.S. Government and
  Agency Obligations                          --              --              --               --                --
Corporate Debt Securities                  4,451           4,446              --                2             4,444
Commercial Paper                           1,998           1,998               1               --             1,999
                                      ----------        --------           -----          -------        ----------
Total                                 $    6,537        $  6,532           $   1          $     2        $    6,531
                                      ==========        ========           =====          =======        ==========

The amortized cost and estimated market value of debt securities are shown below
(in thousands):                                                    1997
                                        Amortized             Quoted
                                          Cost             Market Value
Expected Maturities:
   Within one year                        $3,448                $3,448
   One to five years                       1,167                 1,156

         Proceeds from sales of marketable securities, prior to maturity, during 1998 and 1997 were $6.5 million and $4.8 million, respectively. Gains of $18,000 for 1998 and $24,000 for 1997 were recognized on these sales.

3 - Inventories

         Inventories consisted of (in thousands):
                                                                              December 31,
                                                               -------------------------------------------
                                                                      1998                 1997
                                                                      ----                 ----

                   Raw Materials                                     $   3,096            $   4,036
                   Work in Process                                       1,277                1,010
                   Finished Goods                                        3,906                4,620
                                                                    ----------           ----------
                                                                    $    8,279           $    9,666
                                                                     ==========          ==========

4 - Property, Plant and Equipment

         Property, plant and equipment consisted of (in thousands):

                                                                             December 31,
                                                               -----------------------------------------
                                                                      1998                 1997
                                                                      ----                 ----

Land and Land Improvements                                        $      978           $      978
Buildings and Improvements                                            24,909               10,453
Machinery and Equipment                                               48,983               33,567
Construction in Progress                                              16,220               27,694
                                                                  ----------           ----------
                                                                      91,090               72,692
Less:  Accumulated Depreciation                                       22,595               17,283
                                                                  ----------           ----------
Property, Plant and Equipment, net                                $   68,495           $   55,409
                                                                  ==========           ==========

     The Company is continuing its capacity expansion, which will require approximately $1 million in capital expenditures during 1999, resulting in total expenditures for capacity expansion since 1996 of approximately $44 million for SpecTran Communication and approximately $12 million for SpecTran Specialty, including equipment purchases. When fully operational, expected in the second quarter of 1999, the expansion at SpecTran Communication will increase its capacity by more than 100% from 1996 levels. The expansion at SpecTran Specialty increased capacity by more than 50%.

         In 1998 and 1997 the Company recorded approximately $1.4 million in capitalized interest in each year related to the expansions.

5 - License Agreements

     The Company has a limited, non-assignable non-exclusive royalty-bearing license from Corning to make, use and sell optical fiber under certain of Corning's United States patents with filing date prior to January 1, 1996 in the field of optical fiber. The license contains annual quantity limitations. The Corning license is not applicable to sales made directly or indirectly to certain customers such as Corning, Lucent and the United States government. The quantities that can be manufactured under the license increase annually through the year 2000. The license has a term equal to the life of the last to expire of the Corning or Company patents licensed under the agreement. Corning has the right to terminate the license in the event that more than 30% of the Company's voting stock is acquired, directly or indirectly, by another manufacturing company. The Company granted to Corning a non-exclusive royalty-free license for any of its patents with a filing date prior to January 1, 1996 in the field of optical fiber.

     The Company has a non-assignable, non-exclusive, unlimited, royalty-bearing license from Lucent under all patents covering optical fiber and optical fiber cable owned by Lucent or which Lucent and its affiliates had the right to license on or before August 15, 1986. The Company granted back to Lucent a non-exclusive, royalty-free license under patents the Company may obtain relating to optical fiber inventions made on before August 15, 1986. The license extends for the life of the last to expire of the patents licensed under the agreement.

     In October 1998, the Company and Lucent Technologies Inc. established a new worldwide, non-exclusive license exchanging rights under their optical fiber patents issued prior to January 1, 1998, and additional patents related to multimode fiber based on applications filed through October 1998. SpecTran is licensed by Lucent to make optical fiber at its existing factories for worldwide use, sale and export from the United States. The license contains some product limitations including certain exclusions to make or sell select specialty fibers for some applications. Lucent receives non-exclusive, royalty-free worldwide rights. SpecTran agreed to pay Lucent a $4.0 million license fee in installments and, beginning in 2000, a royalty on sales. Lucent has the right to terminate the agreement if the Company is acquired by an optical fiber manufacturer.

     Approximately 22% of the Company's net sales during 1998, all of which were SpecTran Communication sales, were subject to license requiring aggregate royalty payments by the Company of approximately 5% of net sales of the Company's products manufactured under license during 1998. The Company believes that certain Corning patents, which may have been relevant to the Company's single-mode fiber, including patents covered by a non-exclusive license from Corning to the Company, have expired in many countries (including the United States). Therefore, the Company believes that manufacturing and sale of its single-mode fiber is not subject to the Corning license and has been marketing its single-mode fiber without payments of royalties to Corning and without regard to the annual quantity limitations of the Corning license since 1993. The Company presently does not expect to need the Corning license for the manufacture of its multimode fiber after 1999 because the Company believes that a Corning United States patent with relevancy to its multimode fiber will expire in 1999.

     Total royalties expensed during the years ended December 31, 1998, 1997 and 1996 were $.7 million, $1.9 million and $2.3 million, repectively.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996




6 - Goodwill

         Goodwill consisted of (in thousands):
                                                                                  December 31,
                                                                       -----------------------------------
                                                                             1998              1997
                                                                             ----              ----

           Goodwill                                                       $  1,181          $  1,181
           Less Accumulated Amortization                                      (388)             (309)
                                                                          --------          --------
                                                                          $    793          $    872
                                                                          ========          ========


7 - Accrued Liabilities

         Accrued liabilities consisted of (in thousands):
                                                                                 December 31,
                                                                  --------------------------------------------
                                                                        1998                      1997
                                                                        ----                      ----

             Salaries and Wages                                        $   534                  $   612
             Royalties                                                     507                      885
             Health Insurance                                              682                      486
             Incentive Compensation                                        614                    1,492
             Interest Expense                                              254                       50
             Other                                                         726                      774
                                                                       -------                  -------
                                                                       $ 3,317                  $ 4,299
                                                                       =======                  =======

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996



8 - Long-Term Debt

         Long-term debt consisted of (in thousands):

                                                                                              December 31,
                                                                                   ------------------------------------
                                                                                         1998                1997
                                                                                         ----                ----

Revolving credit loan facility at the lower of prime or LIBOR
   plus 1.5%                                                                           $   10,000         $       --
Series A Senior Secured Notes at 9.24% interest                                            16,000             16,000
Series B Senior Secured Notes at 9.39% interest                                             8,000              8,000
                                                                                       ----------         ----------
                                                                                           34,000             24,000
Less Current Maturities                                                                     3,200                 --
                                                                                       ----------         ----------
                                                                                       $   30,800         $   24,000
                                                                                       ==========         ==========

         In December 1996, the Company sold to a limited number of selected institutional investors an aggregate principal amount of $24.0 million of senior secured notes (the "Notes"), consisting of $16.0 million of 9.24% interest Series A Senior Secured Notes due December 26, 2003 (the "Series A Notes") and $8.0 million of 9.39% interest Series B Senior Secured Notes due December 26, 2004 (the "Series B Notes"). Interest on the Notes is payable semi-annually, with five equal annual principal repayments required beginning December 26, 1999 for Series A Notes and December 26, 2000 for Series B Notes. The Notes constitute senior secured debt of the Company secured by a first priority security interest in substantially all of the assets of the Company and all current and hereinafter created or acquired subsidiaries, a pledge by the Company of the issued and outstanding stock of its subsidiaries and mortgages on real estate owned by the Company's subsidiaries. The Company's obligations are also guaranteed by the Company's subsidiaries and rank on an equal basis with all other senior secured indebtedness of the Company. The Notes also provide for certain financial and non-financial covenants usual for this type of transaction. During 1996 Company used approximately $14.0 million from the sale of the Notes to repay all outstanding indebtedness and restructured its existing $22.0 million of total borrowing capacity with its principal bank, composed of a $14.5 million revolving credit agreement and $7.5 million in equipment and real estate term loans, into a $20.0 million revolving credit agreement, maturing December 1999, with the same security interest in the Company's assets as the Notes. During 1996, the Company has the option to select from time to time the interest rate on the revolving credit agreement at either the LIBOR rate plus 1.5% or Fleet Bank's prime rate provided that, under certain circumstances, Fleet Bank may deem that the LIBOR rate is not available.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996



         At both June 30, 1998 and September 30, 1998, the Company was in violation of certain covenants. In December 1998 the Company signed an agreement to amend the financial covenants under its loan agreements with its principal bank and the senior secured noteholder. With the signing of this agreement SpecTran remedied all violations under the original agreements and also extended the maturing date of the revolving credit agreement to April 2000.

         As of December 31, 1998 the Company had borrowed $10.0 million against the revolving credit agreements.

9 - Stockholders' Equity

(a)  Warrants

     As part of an agreement entered into in September 1990 with Allen & Company, Incorporated ("Allen"), warrants to purchase 350,000, 30,000 and 20,000 shares of SpecTran voting common stock at an exercise price of $2.00 through August 14, 1999, were issued to Allen, Richard A.M.C. Johnson, who retired as a director of the Company in 1996, and Patrick E. Brake, a former director of the Company, respectively. In conjunction with the Company's public offering in February 1997, Allen exercised warrants to purchase 200,000 shares and sold them in the offering. At December 31, 1998 Allen owned none of the Company's outstanding stock; if the remainder of the Allen warrant were exercised, Allen would own approximately 2.1% of the Company's outstanding stock. In June 1992 the Johnson warrant was exercised and in January 1993 the Brake warrant was exercised.

(b)  Stock Options

     Pursuant to the Company's Incentive Stock Option Plan adopted in November, 1981, as amended, incentive and nonqualified options may be granted to purchase up to an aggregate of 455,000 shares of the Company's voting Common Stock, $.10 par value, at prices not less than 100% of the fair market value of the shares at the time the options are granted. As of December 31, 1998, all options were exercisable in full three years from the date of grant in cumulative annual installments of 33 1/3% commencing one year after the date of grant, and expire ten years after grant.

     Under its provisions, no options were to be issued under the Incentive Stock Option Plan adopted in November 1981 ("Old Plan") after the plan reached its tenth anniversary. During the year ended December 31, 1991, a new Incentive Stock Option Plan ("New Plan") was adopted. The terms of the New Plan are identical to those of the Old Plan except that (1) the number of shares eligible for issuance, upon adoption of the plan, was 160,490, (2) provision is made for the non-discretionary grant of nonqualified options to directors who are not full-time employees of the Company or any subsidiary ("outside directors") and
(3) provision is made for all outstanding options to vest upon the occurrence of a change in control (as defined in the New Plan). Subsequent to December 31, 1998, the New Plan was amended to permit the committee discretion in establishing the vesting schedule options. At the Company's Annual meeting in 1992, 1994, 1996 and 1998 the holders of Common Stock approved an amendment to the New Plan increasing the number of shares of Common Stock reserved for issuance by 210,000, 255,000, 250,000 and 325,000, respectively.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


         Activity in the plans for the years ended December 31, 1998, 1997 and 1996 is summarized below (dollars in thousands except per share amounts):

                                            Shares                               Shares
                                            Available        Options           Under Option
                                           for Option      Outstanding            Price
                                           ----------      -----------        ------------


Balance at December 31, 1995                    138,209       543,488       $1.375-        $22.250

   Increase in Shares Reserved                  250,000            --           --              --
   Options Granted                             (165,500)      165,500       $5.500-        $21.750
   Options Exercised                                 --       (46,385)      $1.37 -        $15.250
   Options Forfeited                             11,900       (11,900)      $3.375-        $15.250
                                                 ------       -------       ------         -------


Balance at December 31, 1996                    234,609       650,703       $1.375-        $22.250

   Options Granted                             (123,450)      123,450      $10.875-        $14.187
   Options Exercised                                 --      (100,563)      $1.188-         $8.875
   Options Forfeited                              3,668        (3,668)      $5.500-        $21.125
                                                  -----        ------       ------         -------

Balance at December 31, 1997                    114,827       669,922       $3.375-        $22.250

   Increase in Shares Reserved                  325,000            --           --              --
   Options Granted                             (388,533)      388,533       $4.125-         $9.625
   Options Exercised                                 --        (3,216)      $5.500-         $6.000
   Options Forfeited                            110,302      (112,919)      $3.375-        $22.250
                                                -------      --------       ------         -------


Balance at December 31, 1998                    161,596       942,320       $3.375-        $22.250
                                                =======       =======       ======         =======

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


         The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                                 OUTSTANDING OPTIONS                  OPTIONS EXERCISABLE
                                                       -----------------------------------------    --------------------------
                                   Number        Weighted Average                              Number of
              Range of         Outstanding at         Remaining         Weighted-Average      Exercisable       Weighted-Average
           Exercise Prices        12/31/98        Contractual Life      Exercise Price        At 12/31/98       Exercise Price

                3.375-5.063         60,937            8.190                 4.278               20,937              4.362
                5.064-7.595        223,999            7.530                 6.055              146,398              5.658
                7.596-11.394       362,384            7.853                 8.324              117,183              8.654
               11.395-17.093       180,250            6.143                13.993              113,744             14.096
               17.094-22.250       114,750            7.478                20.899               60,749             21.166

         As of December 31, 1998, options for 459,011 shares were vested and exercisable at an aggregate exercise amount of $4.8 million ($10.48 per share).

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its fixed stock options plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of FASB Statement 123, the Company's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated as follows:

                                                                 1998              1997              1996
                                                                 ----              ----              ----
Net income (in thousands):
     As reported                                                 $523            $4,842            $3,655
     Pro forma                                                   $158            $4,594            $3,640

Net income per  share:
     As reported                                                 $.07              $.68              $.61
     Pro forma                                                   $.02              $.64              $.56

         The fair value of options granted under the Company's fixed stock option plan during 1998, 1997 and 1996 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility 67% for 1998, 63% for 1997 and 64% for 1996, risk free interest rate of 7%, and expected life of five years.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


(c)   Secondary Stock Offering

         On February 18, 1997, the Company completed a secondary public offering of 1,500,000 shares of common stock at a price of $19.00 per share. Of the 1,500,000 shares, 1,300,000 were sold by the Company and 200,000 by Allen and Company, Incorporated, a selling stockholder.

10 - Computation of Earnings per Common Share

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

         Under SFAS 128, a primary earnings per common share has been replaced with basic earnings per common share. The basic earnings per share computation is based on the earnings applicable to common stock divided by the weighted average number of shares of common stock outstanding in 1998, 1997 and 1996.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


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

(dollars and shares in thousands:)
                                                             1998                1997                1996
                                                             ----                ----                ----
Earnings per common share-basic
   Earnings applicable to common stock                    $  523              $  4,842            $   3,655
                                                          ======              ========            =========

   Weighted average shares outstanding                     7,003                 6,724                5,374
                                                          ======              ========            =========

   Earnings per common share-basic                        $  .07              $    .72            $     .68
                                                          ======              =========           =========

Earnings per common share-diluted
   Earnings applicable to common share                    $  523              $  4,842            $   3,655
                                                          ======              ========            =========

   Weighted average shares outstanding                     7,003                 6,724                5,374

    Plus shares issuable on:
        Exercise of dilutive options                         100                   424                  588
                                                          ======              ========            =========

    Weighted average shares outstanding
         assuming conversion                               7,103                 7,148                5,962
                                                          ======              ========            =========

   Earnings per common share-diluted                      $   .07             $    .68            $     .61
                                                          =======             =========           =========

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


11 - Income Taxes

         Income tax expense attributable to income (loss) from operations differs from the computed expected tax expense (benefit) determined by applying the federal income tax rate of 34 percent as follows (in thousands):

                                                                       1998          1997             1996
                                                                       ----          -----            ----
Computed expected tax expense at 34%                              $     262      $   2,320       $   1,883
   State income taxes, net of federal effect and change in
     valuation allowance                                                189             14             298
   Goodwill amortization                                                 --             --              74
   Decrease in valuation allowance for deferred income taxes
                                                                       (230)          (300)           (400)
   Other                                                                 28            (52)             27
                                                                  ---------      ----------      ---------
                                                                  $     249      $   1,982       $   1,882
                                                                  =========      =========       =========

         Total income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 was allocated as follows (in thousands):


                                                               1998              1997             1996
                                                               ----              -----            ----
Income tax expense attributable to:
  Income from operations                                     $   249           $   1,982        $   1,882
  Stockholders' equity, for
     compensation expense for tax purposes from the
     disqualifying disposition of stock options
                                                                   0                 (43)            (117)
                                                         -----------           ---------        ---------

                                                             $   249           $   1,939        $   1,765
                                                             =======           =========        =========


         Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

                                                   Current             Deferred               Total


Year ended December 31, 1998:
     Federal                                      $   (149)            $     87              $    (62)
     State                                             208                  103                   311
                                                  --------             --------              --------

                                                  $     59             $    190              $    249
                                                  ========             ========              ========

Year ended December 31, 1997:
     Federal                                      $  1,577             $    165              $  1,742
     State                                             401                 (161)                  240
                                                  --------             --------              --------

                                                  $  1,978             $      4              $  1,982
                                                  ========             ========              ========

Year ended December 31, 1996:
     Federal                                      $    687             $    668              $  1,355
     State                                             560                  (33)                  527
                                                  --------             --------              --------

                                                  $  1,247             $    635              $  1,882
                                                  ========             ========              ========


                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


         The significant components of deferred income tax expense (benefit) attributable to income from operations for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                             1998                 1997                 1996
                                                             ----                 ----                 ----


Deferred tax expense (exclusive of the effects of
     other components listed below)
                                                            $    420             $    304             $  1,035

Decrease in valuation allowance for deferred income
     taxes                                                      (230)                (300)                (400)
                                                            --------             ---------            --------

Deferred income tax expense attributable to income
from operations                                             $    190             $      4             $    635
                                                            ========             ========             ========



         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):


                                                                                  1998              1997

                                                                                  ----              ----
Deferred tax assets:

     Accounts receivable                                                       $     228         $     169
     Inventories                                                                   1,248               694
     Accrued liability - compensation related expense                                152               168
     Accrued liability - pension                                                     498               338
     Other nondeductible reserves and accruals                                         9                 9
     Investment in Joint Venture                                                     373               215
     Net operating loss carryforward benefit                                         323               230
     Credit carryforwards benefit                                                  1,200               716
                                                                               ---------         ---------

         Total gross deferred tax assets                                           4,031             2,539
         Less valuation allowance                                                   (100)             (330)
                                                                               ---------         ---------

         Net deferred tax assets                                                   3,931             2,209

Deferred tax liabilities                                                          (2,520)             (608)
                                                                               ---------         ---------

Net deferred tax assets                                                        $   1,411         $   1,601
                                                                               =========         =========

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


         The valuation allowance for deferred tax assets as of December 31, 1998 and 1997 was $100,000 and $330,000, respectively. Based on the Company's level of net income and projected future earnings, the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized in the future. During 1998, the portion of the deferred tax asset which is expected to be realized increased from 1997; therefore, the Company reduced its valuation allowance by $230,000. The remaining valuation allowance relates primarily to the risk that a portion of the tax credit carryforwards and state operating loss carryforwards will not be used before they expire.

         At December 31, 1998, the Company had the following income tax credit available to offset future income taxes (in thousands):
                                                  Amount          Expires

Alternative Minimum Tax Credit                    $1,037         Indefinite

12 - Major Customers

         The   approximate  net  product  sales  by  the  Company  to  customers accounting for 10% or more of total net annual sales are as follows (in thousands):

                         1998                1997                      1996
                         ----                ----                      ----
  Customer             Amount    %          Amount     %              Amount   %
   --------            ------    -          ------     -              ------   -

       A               25,959    37           6,601    11
       B                6,932    10           8,906    14
       C                                     $9,522    15           $7,902    13

     Substantially all of the Company's business is to customers in the telecommunications and data communications industries. International sales, primarily in Asia and Europe, accounted for 15%, 20% and 18% of total sales in 1998, 1997 and 1996, respectively.

     In 1998 due to the Company's settlement of a multi-year suppply contract with Corning, the Company recognized other income of $3.5 million in 1998 and $.5 million in 1997.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


13 - Commitments

         In October 1998, the Company entered into a new license agreement with Lucent Technologies Inc. where by the Company is obligated to pay Lucent $4.0 million in four installments: $1,250,000 in 1999, $1,000,000 in 2000, $1,000,000
in 2001 and $750,000 in 2002.

     All of the Company's leases are on a month to month basis. The Company has no lease commitments for 1999 and 2000.

     Total rent expense for the years ended December 31, 1998, 1997 and 1996 was $58,000, $301,000 and $634,000, respectively.

14 - Employee Benefit Plans

a)  Defined Benefit Pension Plan

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which requires additional disclosures on changes in the benefit obligation and fair value of plan assets during the year. All prior periods presented have been restated in accordance with SFAS 132.

     The Company sponsors a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and an average of the employee's highest ten consecutive years of earnings. The Company's funding policy has been to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1998 and 1997.

         Actuarial present value of benefit obligations (in thousands):

                                                                                      1998             1997
                                                                                      ----             ----


          Change in benefit obligation
               Benefit obligation at beginning of year                              $   2,229         $   1,740
               Service cost                                                               375               285
               Interest cost                                                              167               130
               Actuarial gain                                                             360                74
               Benefits paid                                                               (3)               --
                                                                                    ---------         ---------
               Benefit obligation at end of year                                    $   3,128         $   2,229
                                                                                    ---------         ---------

          Change in plan assets
               Fair value of assets at beginning of year                           $    1,848        $    1,195
               Actuarial return on plan assets                                            493               302
               Employer contribution                                                      252               350
               Fair value of plan assets at end of year                            $    2,593        $    1,847
                                                                                   ----------        ----------

               Funded status                                                       $     (535)       $     (382)
               Unrecognized net actuarial loss                                            148               137
               Unrecognized prior service cost                                            (23)              (25)
                                                                                   ----------        ----------
               Accrued pension cost                                                $     (410)       $     (270)
                                                                                   ==========        ==========

         Net pension cost for 1998, 1997 and 1996 included the following components:


                                                                          1998             1997              1996
                                                                          ----             ----              ----
          Service cost - benefits earned during period                  $     375         $     285        $     289
          Interest cost on projected benefit obligation                       167               130              103
          Actual return on assets                                            (166)             (302)            (129)
          Net amortization and deferral                                        17               213               65
                                                                        ---------         ---------        ---------
          Net pension cost                                              $     393         $     326        $     328
                                                                        =========         =========        =========

         Assumptions used in the accounting as of December 31 were as follows:

                                                                             1998               1997
                                                                             ----               ----
          Discount rate                                                      7.0%               7.5%
          Rates of increase in compensation levels                           5.0%               5.0%
          Expected long-term rate of return on assets                        8.5%               8.5%

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996

b)  Supplemental Retirement Agreements

         The Company entered into supplemental retirement agreements with five executive officers in 1996. These agreements provide benefits based on years of service and average eligible pay for executives. The following table sets forth the funded status of the agreements and amounts recognized in the Company's consolidated balance sheets at December 31, 1998 and 1997.

         Actuarial present value of benefit obligations (in thousands):

                                                                             1998              1997
                                                                             ----              ----

Change in benefit obligation
     Benefit obligation at beginning of year                             $   1,526         $    1,325
     Service cost                                                              113                111
     Interest cost                                                             107                 90
                                                                          --------          ---------
     Benefit obligation at end of year                                    $  1,746           $  1,526
                                                                          --------           --------


     Funded status                                                       $  (1,746)        $   (1,526)
     Unrecognized net actuarial loss                                           (76)               (76)
     Unrecognized prior service cost                                           892                994
                                                                         ---------         ----------
     Accrued pension cost                                                $    (930)        $     (608)
                                                                         =========         ==========

         Net pension cost for 1998, 1997 and 1996 included the following components:

                                                                             1998              1997             1996
                                                                             ----              ----             ----

         Service cost - benefits earned during period                      $   113           $   111           $   116
         Interest cost on projected benefit obligation                         107                90                84
         Net amortization and deferral                                         102               102                 2
                                                                           -------           -------           -------
         Net pension cost                                                  $   322           $   303           $   202
                                                                           =======           =======           =======

         Assumptions used in the accounting as of December 31 were as follows:

                                                                             1998               1997
                                                                             ----               ----
         Discount rate                                                       7.0%               7.0%
         Rates of increase in compensation levels                            5.0%               5.0%
         Expected long-term rate of return on assets                         8.5%               8.5%
         COLA increase                                                       3.5%               3.5%

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


c)  Defined Contribution Pension Plan

         The Company sponsors a defined contribution pension plan covering substantially all of its employees. Employer contributions to the plan are discretionary and amounted to $300,000 and $361,000 in 1997 and 1996, respectively. No contribution was provided for during 1998.

d)  Directors Retirement Plan

         In December 1995 the Company adopted a Directors Retirement Plan which provides for retirement benefits for all outside directors with five full calendar years of service as of the later of age 70 or the date of actual retirement as a director. There was no expense in 1998, 1997 or 1996 to provide for past service costs. During 1998, the plan was funded with $51,000.

e)  Bonus Plans

         The Company sponsors an Employee Profit Sharing Plan covering all employees. This plans provide for the payment of bonuses if certain performance objectives are obtained. Bonuses of $554,000, $1.367 million and $1.448 million, respectively, were charged to operations in 1998, 1997 and 1996.

15 - Acquisitions/Joint Venture

a)  Applied Photonic Devices, Inc.

         On May 23, 1995 the Company purchased all the outstanding capital stock of Applied Photonic Devices, Inc. ("APD") for cash and common stock worth approximately $3.9 million. The Company also retired approximately $600,000 of APD bank debt. The purchase method of accounting was used and the results of operations of APD are included in the consolidated financial statements from May 23, 1995. Goodwill of $3.3 million resulted from the purchase and was being amortized over 15 years. Amortization expense amounted to $217,000 in 1996.

     In December 1996, the Company announced the formation of General Photonics, a 50-50 joint venture between the Company and General Cable. General Cable purchased certain assets of the Company's optical fiber cable subsidiary, APD, for approximately $5.8 million and then contributed them to General Photonics for a 50% equity interest. APD contributed its remaining assets to General Photonics in exchange for its 50% equity interest. The net assets, including goodwill, of General Photonics totaled $10.2 million at December 31, 1996. The Company accounts for its interest in the joint venture under the equity method and no gain or loss was recognized as a result of this transaction.

b)  General Phontonics, LLC.

     The following is summarized financial information for the Company's joint venture.


                         1998           1997
                         ----           ----

Current Assets          $ 4,600         $ 7,006
Other Assets              4,480           3,908
Current Liablities        1,853           1,640

Total Revenues          $ 9,507          $12,583
Net Income              $(2,047)         $ ( 708)


                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


         The following pro forma statement of operations for the year ended December 31, 1996 presents the results of operations as if the Company had entered into the joint venture as of January 1, 1996 (in thousands):

Statement of Operations (unaudited)

                                                                                            1996
                                                                                            ----
            Sales                                                                          $51,413
          Net Income                                                                       $ 3,716
                                                                                           -------
          Net income per Share of Common Stock                                             $   .63
                                                                                           =======

16 - Business Segments

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" which has changed the method of reporting information about its businesses. Based upon the criteria described in SFAS 131, the Company now reports three business segments, Optical Fiber, Specialty Products and Cable. All prior periods presented have been restated in accordance with SFAS 131.

     The Company conducts its operations through two business segments - Optical Fiber and Specialty Products. A third segment, Cabling, was sold in December 1996 in conjuction with the formation of General Photonics. SpecTran retains a 50% equity interest in General Photonics and SpecTran's share of General Photonics financial results for 1997 and 1998 is reported on the equity method.

         Optical Fiber develops,  manufactures and markets  specialty  multimode
and   single-mode   fiber  for  data   communications   and   telecommunications
applications.

         Specialty Products develops, manufactures and markets specialty multimode and single-mode fiber and value-added fiber optic products for industrial, transportation, communication, medical applications and geophysical.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


     Cabling developed, manufactured and marketed communications-grade fiber optic cable primarily for the customer premises market.

         Summarized Financial information by business segment is as follows (in thousands):

                                                    REVENUES

                                    1998               1997             1996
                                    ----               ----             ----
Optical Fiber                      50,801             44,871           34,274
Specialty Products                 20,055             17,186           13,879
Cable                                  --                 --           13,418
                                ---------          ---------           ------
                                   70,856             62,057           61,571
                                   ======             ======           ======

                                             INCOME (LOSS) FROM OPERATIONS

                                     1998              1997              1996
                                     ----              ----              ----
Optical Fiber                        6,276            10,357             7,684
                                     -----            ------             -----
Specialty Products                  (1,553)              234             1,752
                                    ------           -------             -----
Corporate                           (5,154)           (4,570)           (3,834)
                                    ------          --------            ------
                                      (431)            6,021             5,602
                                    ======            ======             =====

                                                       ASSETS

                                         1998                         1997                         1996
                                         ----                         ----                         ----
Optical Fiber                          72,447                        51,645                       23,379
Specialty Products                     19,953                        22,867                       10,760
Cable (APD)                                --                            --                        5,277
Cable (Investment in JV)                3,458                         4,420                           --
Corporate                               9,561                        13,173                       23,039
                                     --------                      --------                   ----------
                                      105,419                        92,105                       62,455
                                     ========                      ========                   ==========

                                                    DEPRECIATION

                                        1998                          1997                        1996
                                        ----                          ----                        ----
Optical Fiber                          3,817                         1,650                        1,359
Specialty Products                     1,630                         1,209                          914
Cable                                     --                            --                          142
Corporate                                760                           716                          124
                                   -----------                   ----------                   ---------
                                        6,207                        3,575                        2,539
                                   ==========                    =========                    =========

                                                CAPITAL EXPENDITURES

                                        1998                          1997                       1996
                                        ----                          ----                       ----
Optical Fiber                          17,423                        29,394                       6,461
Specialty Products                        868                        11,379                       2,725
Cable                                      --                            --                         761
Corporate                               1,180                           384                       1,153
                                  ------------                  ------------                 ----------
                                       19,471                        41,157                      11,100
                                  ===========                   ===========                  ==========

         The following table presents revenues by country based on the location of the use of the product or services (in thousands):

                                          1998                         1997                         1996
                                          ----                         ----                         ----
United States                        $  60,321                    $  49,337                    $  50,481
Taiwan                                      12                        1,352                        1,737
Switzerland                              1,221                        1,272                        2,406
Netherlands                              1,372                          180                          130
Malaysia                                    --                        1,488                          111
Japan                                    1,138                          642                          225
Israel                                   1,675                          100                          142
India                                      415                          998                          577
Germany                                    845                          770                        1,112
China                                      954                        2,825                        2,030

Total Other                              2,903                        3,093                        2,620

Total                                $  70,856                    $  62,057                    $  61,571


                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


17 - Quarterly Financial Information (unaudited)
In thousands of dollars except per share data

Quarters                         First             Second              Third            Fourth
--------------------------- ------------------ ------------------ ------------------ -----------------

1998
Net Sales (See A)              $15,112              $16,358            $19,288           $20,098
Gross Profit                     5,111                2,553              5,414             5,801
Net Income                         864               (1,393)               504               536
Earnings per Common
   Share-Basic                     .12                  .20                .07               .08
Earnings per Common
   Share-Diluted                   .12                 (.20)               .07               .08

1997
Net Sales                      $16,228              $15,881            $15,638           $14,310
Gross Profit                     6,542                6,162              5,777             4,795
Net Income                       1,122                1,330              1,151             1,239
Earnings per Common
   Share-Basic                     .18                  .19                .17               .18
Earnings per Common
   Share-Diluted                   .17                  .18                .16               .17

A) Due to a change in accounting treatment of certain fiber sales, sales and cost of sales for the first three quarters of 1998 were reduced by $115,000, $674,000 and $775,000 respectively. This change had no effect on previously reported net income or earnings per share.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


18 - Contingencies

         On November 6, 1998, the Company announced that it would contest a complaint filed in the United States District Court in Boston, MA on October 2, 1998, purportedly as a class action suit. Titled Cruise v. Cannon, et al., the complaint alleges that the Company and three of its current or former officers and directors violated securities laws by misrepresenting the Company's financial condition and financial results during 1998. The suit purports to be a class action on behalf of all individuals who purchased the Company's stock on the open market from February 25, 1998 to July 17, 1998. The suit alleges, among other things, that there were public misrepresentations or failures to disclose material facts during that period which allegedly artificially inflated the price of the Company's common stock in the marketplace. The complaint seeks an undisclosed amount of compensatory damages and costs and expenses, including plaintiff's attorney's fees and such further relief as the Court may deem just and proper. The Company believes the action is totally without merit, believes that it has highly meritorious defenses and it intends to defend itself vigorously.

19 - Related Parties

     The Company paid approximately $158,000, in 1998 for legal fees to a firm having a member who is also a director of the Company.

     The Company paid approximately $38,000, in 1998 for consulting fees to a firm having a member who is also a director of the Company.

                              SPECTRAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998, 1997 and 1996


                 Schedule I - Valuation and Qualifying Accounts
              For the Years Ended December 31, 1998, 1997 and 1996
                              Dollars in Thousands


                      Column A                            Column B           Column C           Column D          Column E
                      --------                            --------           --------           --------          --------
                                                         Balance at         Additions                             Balance
                                                          Beginning        Charged to                             at End
                    Description                           of Period         Expenses          Deductions         of Period

For the Year Ended December 31, 1998:

   Allowance - Net Deferred Tax Asset                 $          330     $        --        $        230      $         100
                                                      ==============     ===========        ============      =============

   Allowance for Doubtful Accounts                    $          389     $       624        $        490      $         523
                                                      ==============     ===========        ============      =============

   Allowance for Obsolete Inventory                   $          976     $     1,322        $         --      $       2,298
                                                      ==============     ===========        ============      =============


For the Year Ended December 31, 1997:

   Allowance - Net Deferred Tax Asset                 $          630     $        --        $        300      $         330
                                                      ==============     ===========        ============      =============

   Allowance for Doubtful Accounts                    $          218     $       171        $         --      $         389
                                                      ==============     ===========        ============      =============

   Allowance for Obsolete Inventory                   $          273     $       703        $         --      $         976
                                                      ==============     ===========        ============      =============


For the Year Ended December 31, 1996:

   Allowance - Net Deferred Tax Asset                 $        1,030     $        --        $        400      $         630
                                                      ==============     ===========        =============     =============

   Allowance for Doubtful Accounts                    $          265     $        --        $         47      $         218
                                                      ==============     ===========        ============      =============

   Allowance for Obsolete Inventory                   $          467     $        --        $        194      $         273
                                                      ==============     ===========        ============      =============