Form 10-Q
period 1999-03-31
SPECTRAN CORP
filed 1999-05-17
CIK 718487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999

                                       OR
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to __________________

Commission file number 0-12489


                              SPECTRAN CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                        04-2729372
              --------                                        ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

50 Hall Road, Sturbridge, Massachusetts                               01566
---------------------------------------                               -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (508) 347-2261


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .


         The number of shares of the registrant's Common Stock outstanding as of April 30, 1999, was 7,004,850.

                              SPECTRAN CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  Dollars in thousands except per share amounts
                                   (unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                      ------------------
                                                                1999                      1998
                                                                -----                     ----


Net Sales                                                       $ 20,380                 $  15,112
Cost of Sales                                                     15,059                    10,001
                                                                --------                 ---------

   Gross Profit                                                    5,321                     5,111

Selling and Administrative Expenses                                3,082                     3,134
Research and Development Costs                                       755                     1,176
                                                                --------                 ---------

Income from Operations                                             1,484                       801
                                                                --------                 ---------
Other Income (Expense):

     Interest Income                                                  28                       114
     Interest Expense                                               (736)                     (124)
     Other, Net (Note 5)                                             (12)                      842
                                                                --------                 ---------

     Other Income (Expense), net                                    (720)                      832
                                                                --------                 ---------

Income before Income Taxes and Equity in Joint                       764                     1,633
Venture

Loss from Joint Venture                                             (382)                     (252)
                                                                --------                 ----------

Income before Income Taxes                                           382                     1,381
Income Tax Expense                                                   149                       517
                                                                --------                 ---------

Net Income                                                           233                       864
                                                                --------                 ---------


Other Comprehensive Income,

   Net of Tax:

   Unrealized Gains on Securities:                                    --                        --

   Unrealized Holdings Gains
   Arising During the Period                                          --                         1

   Less Reclassification Adjustment
   For (Gains)/Losses Included
   In Net Income                                                      --                       (12)
                                                                --------                 ---------


   Other Comprehensive Income Loss                                    --                       (11)
                                                                --------                 ---------

Comprehensive Income                                            $   233                  $     853
                                                                =======                  =========


Net Earnings per Common Share:


   Basic                                                          $.03                     $.12
                                                                  ====                     ====

   Diluted                                                        $.03                     $.12
                                                                  ====                     ====

   Weighted Average Number of
     Common Shares Outstanding:


   Basic                                                         7,004                    7,002
                                                                 =====                    =====

   Diluted                                                       7,099                    7,192
                                                                 =====                    =====


      See   accompanying   notes  to  these   consolidated financial statements.

                              SPECTRAN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              Dollars in thousands

                                                                             March 31, 1999             December 31, 1998
                                                                             --------------             -----------------
                                                                               (unaudited)
ASSETS
Current Assets:
     Cash and Cash Equivalents                                                   $    4,767                    $    1,690
     Trade Accounts Receivable, net                                                  14,052                        12,568
     Inventories                                                                      8,054                         8,279
     Income Taxes Receivable                                                             --                           644
     Deferred Income Taxes                                                            1,889                         1,889
     Prepaid Expenses and Other Current Assets                                        1,439                         1,036
                                                                                 ----------                    ----------
     Total Current Assets                                                            30,201                        26,106
                                                                                 ----------                    ----------

Investment in Joint Venture                                                           2,857                         3,239

Property, Plant and Equipment, net                                                   67,851                        68,495

Other Assets:
     License Agreements, net                                                          4,185                         4,335
     Goodwill, net                                                                      774                           793
     Other Long-term Assets                                                           2,366                         2,451
                                                                                 ----------                    ----------
     Total Other Assets                                                               7,325                         7,579
                                                                                 ----------                    ----------
          Total Assets                                                           $  108,234                    $  105,419
                                                                                 ==========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current Maturities of Long-term Debt                                         $    3,200                    $    3,200
    Current Portion of License Fees Payable                                           1,000                         1,250
    Accounts Payable                                                                  5,065                         4,410
    Income Taxes Payable                                                                521                            --
    Accrued Defined Benefit Pension Liability                                         2,123                         1,902
    Deferred Income Taxes                                                               478                           478
     Accrued Liabilities                                                              4,252                         3,317
                                                                                 ----------                    ----------
     Total Current Liabilities                                                       16,639                        14,557
                                                                                 ----------                    ----------

Long-term Portion of License Fee Payable                                              2,250                         2,750
Long-term Debt (Note 4)                                                              31,800                        30,800
                                                                                 ----------                    ----------
Stockholders' Equity:
     Common Stock, voting, $.10 par value; authorized
         20,000,000 shares; outstanding 7,003,850 shares and
         7,003,850 shares in 1999 and 1998, respectively                                700                           700
     Common Stock, non-voting, $.10 par value;
         authorized 250,000 shares; no shares outstanding                                --                            --

     Paid-in Capital                                                                 50,252                        50,252
     Retained Earnings                                                                6,593                         6,360
                                                                                 ----------                     ---------
     Total Stockholders' Equity                                                      57,545                        57,312
                                                                                 ----------                     ---------
          Total Liabilities & Stockholders' Equity                               $  108,234                     $ 105,419
                                                                                 ==========                     =========

             See accompanying notes to these consolidated financial statements.

                              SPECTRAN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Dollars in thousands
                                   (unaudited)

                                                                                      Three Months Ended March 31,
                                                                                      1999                    1998
Cash Flows from Operating Activities:
    Net Income                                                                   $     233                $    864
    Reconciliation of net income to net cash provided by
    operating activities:
        Depreciation and Amortization                                                 2,021                   1,386
        Gain on sale of marketable securities                                            --                     (18)
        Loss on disposition of equipment                                                  2                      60
        Changes in valuation accounts                                                   437                     (25)
        Investment in joint venture                                                     382                     132
        Change in other long-term assets                                                 55                      --
Changes in operating assets and liabilities:
        Accounts receivable                                                          (1,441)                 (3,908)
        Inventories                                                                    (255)                 (1,956)
        Prepaid expenses and other current assets                                      (404)                   (172)
        Income taxes payable/receivable                                               1,166                     162
        Accounts payable and accrued liabilities                                      1,061                   1,076
                                                                                  ---------                --------

Net Cash Provided by (Used in) Operating Activities                                   3,257                  (2,399)
                                                                                  ---------                --------

Cash Flows from Investing Activities:
        Acquisition of property, plant and equipment                                 (1,180)                 (7,313)
        Purchase of marketable securities                                                --                  (9,652)
        Proceeds from sale/maturity of marketable securities                             --                  16,202
                                                                                  ---------                --------

Net Cash Used in Investing Activities                                                (1,180)                   (763)
                                                                                  ---------                --------

Cash Flows from Financing Activities:
        Borrowings of long-term debt                                                  1,000                   4,000
        Proceeds from exercise of stock options and warrants                             --                      16
                                                                                  ---------                --------

Net Cash Provided by Financing Activities                                             1,000                   4,016

Increase in Cash and Cash Equivalents                                                 3,077                     854
Cash and Cash Equivalents at Beginning of Period                                      1,690                     445
                                                                                  ---------                --------

Cash and Cash Equivalents at End of Period                                        $   4,767                $  1,299
                                                                                  =========                ========


              See accompanying notes to these consolidated financial statements.

                              SPECTRAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.   BASIS OF PRESENTATION

     The financial information for the three months ended March 31, 1999 and 1998 is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire year.

     The consolidated results for the three months ended March 31, 1999 and 1998 include the accounts of SpecTran Corporation (the "Company") and its wholly-owned subsidiaries: SpecTran Communication Fiber Technologies, Inc. ("SpecTran Communication"), SpecTran Specialty Optics Company ("SpecTran Specialty"), and Applied Photonic Devices, Inc. ("APD"), which holds the Company's investment in General Photonics, LLC, a 50-50 joint venture between the Company and General Cable Corporation ("General Cable"). In December 1996, the Company sold certain of the assets of APD to General Cable and then contributed the remaining non-cash assets of APD to General Photonics for a 50% equity interest. The investment in General Photonics is accounted under the equity method of accounting pursuant to which the Company records its 50% interest in General Photonics' net operating results. Prior to the formation of General Photonics, APD's results of operations, including net sales and expenses, were consolidated with those of the Company. All significant intercompany balances and transactions have been eliminated.

     These financial statements supplement, and should be read in conjunction with, the Company's audited financial statements for the year ended December 31, 1998 as contained in the Company's Form 10-K filed with the United States Securities and Exchange Commission.


2.   INVENTORIES

         Inventories consisted of (in thousands):

                                                               March 31, 1999                    December 31, 1998
                                                               --------------                    -----------------

          Raw Materials                                        $         2,245                    $         3,096
          Work in Process                                                2,220                              1,277
          Finished Goods                                                 3,589                              3,906
                                                               ---------------                    ---------------
                                                               $         8,054                    $         8,279
                                                               ===============                    ===============

3.   PROPERTY, PLANT & EQUIPMENT

                                                                        March 31, 1999                December 31, 1998
                                                                        --------------                -----------------
Property, plant and equipment consisted of (in thousands):
   Land and Land Improvements                                               $        978                      $       978
   Buildings and Improvements                                                     24,951                           24,909
   Machinery and Equipment                                                        50,934                           48,983
   Construction in Progress                                                       15,341                           16,220
                                                                            ------------                      -----------
                                                                                  92,204                           91,090
   Less Accumulated Depreciation and Amortization                                 24,353                           22,595
                                                                            ------------                      -----------
   Property, Plant and Equipment, net                                       $     67,851                      $    68,495
                                                                            ============                      ===========


4.    LONG-TERM DEBT

         Long-term debt consisted of (in thousands):

                                                                        March 31, 1999                December 31, 1998
                                                                        --------------                -----------------

Revolving Credit Loan Facility at the Lower of
    Prime or LIBOR plus 1.5%                                                $    11,000                     $    10,000
Series A Senior Secured Notes at 9.24% Interest                                  16,000                          16,000
Series B Senior Secured Notes at 9.39% Interest                                   8,000                           8,000
                                                                            -----------                     -----------
     Total                                                                       35,000                          34,000
     Less current maturities                                                      3,200                           3,200
                                                                            -----------                     -----------
                                                                            $    31,800                     $    30,800
                                                                            ===========                     ===========


         In December 1996, the Company sold to a limited number of selected institutional investors an aggregate principal amount of $24.0 million of senior secured notes consisting of $16.0 million of 9.24% interest Series A Senior Secured Notes due December 26, 2003 and $8.0 million of 9.39% interest Series B Senior Secured Notes due December 26, 2004. The Company also has a $20.0 million revolving credit agreement with its principal bank, maturing on April 1, 2000. As of March 31, 1999 the Company had borrowed $11.0 million against the revolving agreement.

5.    CORNING SETTLEMENT

         On March 13, 1998, the Company announced the settlement of Corning's obligation to purchase multimode fiber from the Company under a multiyear supply contract the companies entered into on January 1, 1996. Corning terminated its purchase of multimode fiber from the Company in exchange for a series of cash payments to the Company totaling $4.1 million. In the March 31, 1998 quarter the Company recognized income on the settlement of approximately $900,000.

6.    COMPUTATION OF EARNINGS PER COMMON SHARE

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128) which has changed the method of computing and presenting earnings per common share. All prior periods presented have been restated in accordance with SFAS 128. This restatement had an immaterial impact on prior periods' earnings per common share amounts calculated under the previous method.

         Under SFAS 128, primary earnings per common share has been replaced with basic earnings per common share. The basic earnings per share computation is based on the earnings applicable to common stock divided by the weighted average number of shares of common stock outstanding at March 31, 1999 and March 31, 1998.

         Fully diluted earnings per common share has been replaced with diluted earnings per common share. The diluted earnings per common share computation include the common stock equivalency of options granted to employees under the stock incentive plan. Excluded from the diluted earnings per common share calculation are options granted to employees that are anti-dilutive based on the average stock price for the year.

                  (dollars and shares in thousands)

                                                               1999              1998
                                                               ----              ----
Earnings per common share-basic
   Earnings applicable to common stock                       $  233             $  864
                                                             ======             ======

   Weighted average shares outstanding                        7,004               7002
                                                             ======             ======

   Earnings per common share-basic                           $  .03             $  .12
                                                             ======             ======

Earnings per common share-diluted
   Earnings applicable to common share                       $  233             $  864
                                                             ======             ======

   Weighted average shares outstanding                        7,004              7,002

    Plus shares issuable on:
        Exercise of dilutive options                             95                190
                                                              -----             ------

    Weighted average shares outstanding
         assuming conversion                                  7,099              7,192
                                                             ======             ======

   Earnings per common share-diluted                         $  .03            $   .12
                                                             ======             ======


7.    BUSINESS SEGMENTS

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

         The Company  conducts its  operations  through two business  segments -

     Optical Fiber and Specialty Products. A third segment, Cable, was sold in December 1996 in conjunction with the formation of General Photonics. SpecTran retains a 50% equity interest in General Photonics and SpecTran's share of General Photonics for 1997 and 1998 is reported on the equity method.

     Optical Fiber develops, manufactures and markets multimode and single-mode fiber for data communications and telecommunications applications.

     Specialty  Products  develops,   manufactures  and  markets  multimode  and
single-mode   fiber  and  value-added   fiber  optic  products  for  industrial,
transportation, communication, medical applications and geophysical.

     Cable develops, manufactures and markets communications-grade fiber optic cable primarily for the customer premises market.

     Summarized Financial information by business segment for the three months ended March 31 is as follows (in thousands):

                                                      REVENUES

                                         1999                          1998
                                         ----                          ----
Optical Fiber (see A)             $     13,278                     $  10,756
Specialty Products                       7,102                         4,356
                                  ------------                     ---------
                                  $     20,380                     $  15,112
                                  ============                     =========

                                            INCOME (LOSS) FROM OPERATIONS

                                          1999                         1998
                                          ----                         ----
Optical Fiber                       $    1,094                     $   1,416
Specialty Products                       1,438                           320
Corporate                               (1,048)                         (935)
                                    ----------                     ---------
                                    $    1,484                     $     801
                                     =========                      ========

                                                       ASSETS

                                          1999                         1998
                                          ----                         ----
Optical Fiber                      $    72,204                     $  72,447
Specialty Products                      20,266                        19,953
Cable (Investment in JV)                 3,205                         3,458
Corporate                               12,559                         9,561
                                   -----------                     ---------
                                   $   108,234                     $ 105,419
                                   ===========                     =========

                                                    DEPRECIATION

                                          1999                         1998
                                          ----                         ----
Optical Fiber                      $     1,232                   $       725
Specialty Products                         385                           401
Corporate                                  203                           160
                                   ------------                  -----------
                                   $     1,820                   $     1,286
                                   ===========                   ===========

                                                CAPITAL EXPENDITURES

                                          1999                         1998
                                          ----                         ----
Optical Fiber                     $        865                  $       6,250
Specialty Products                          17                            963
Cable                                       --                             --
Corporate                                  298                            100
                                  ------------                  -------------
                                  $      1,180                   $      7,313
                                  ============                   ============

A) Due to a change in accounting treatment of certain fiber sales, sales and cost of sales for the first quarter of 1998 was reduced by $115,000. This change had no effect on previously reported net income or earnings per share.

8.    SUBSEQUENT EVENTS

     George J. Roberts was appointed Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company as of April 1999, succeeding John Rogers who had been the Acting Chief Financial Officer since November 1998.

9.    CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Overview for the Results of the March 1999 Quarter
--------------------------------------------------

     First quarter net income was $233,000 or $.03 per diluted share compared with earnings of $864,000 or $.12 per diluted share for the same period last year. The Company recognized record sales of $20.4 million, up 35% from the quarter ended March 1998.

     As compared to the same period last year, in summary, the lower earnings were attributable to a lower overall margin as a percentage of sales, the loss of income from the multi-year Corning settlement and increased interest expense as a result of the Company's outstanding long-term debt.

     Sales and income from operations at SpecTran Specialty improved over last year's results attributable in large part to strong demand for specialty optics products and improved margins. The improved margins resulted from management and operational changes implemented in the second half of 1998.

     Sales volume was up at SpecTran Communication with fiber production increasing 54% as compared to the same period in 1998 primarily due to added capacity and continued yield improvements. Income from operations for the first quarter continued to be adversely affected by price erosion for standard communication fibers and remaining costs associated with the new hybrid vapor deposition (HVD) process coming on line.

         General Photonics, the Company's cabling joint venture with General Cable, incurred a loss for the quarter due to continued pricing pressures and lack of volume. General Photonics is continuing to implement cost control measures.

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                   1999                        1998
                                                                                   ----                        ----


Net Sales                                                                           100.0%                      100.0%
Cost of Sales                                                                       73.9                        66.2
                                                                                    ----                        ----
   Gross Profit                                                                     26.1                        33.8
Selling and Administrative Expenses                                                 15.1                        20.7
Research and Development Cost                                                        3.7                         7.8
                                                                                     ---                         ---
   Income from Operations                                                            7.3                         5.3
Other income (Expense), net                                                         (3.5)                        5.5
                                                                                    ----                         ---
   Income before Income Taxes and Equity in Joint Venture                            3.8                        10.8
Loss from Joint Venture                                                             (1.9)                       (1.7)
                                                                                    ----                        ----
   Income before Income Taxes                                                        1.9                         9.1
Income Tax Expense                                                                  (0.7)                       (3.4)
                                                                                    -----                       ----
   Net Income                                                                        1.2%                        5.7%
                                                                                     ====                        ====

Net Sales

     Net sales increased $5.3 million, or 35% from $15.1 million for the three months ended March 31, 1998, to $20.4 million for the three months ended March 31, 1999. Sales volume for both SpecTran Communication and SpecTran Specialty achieved record growth over the same period last year. Sales of the Company's multimode products increased significantly, while there was moderate growth in its single-mode product line. Sales growth continued to be adversely affected by lower unit selling prices for both single-mode and multimode fiber due to the highly competitive market conditions caused by an industry-wide oversupply condition. Although the rate of price erosion for optical fiber has slowed in the last few months, some further deterioration is possible during the remainder of 1999. Additionally, sales of the Company's specialty optics products, including fiber cable and assembly, experienced significant growth as compared to the same period last year.

Gross Profit

     Gross Profit increased $210,000, or 4% from $5.1million for the three months ended March 31, 1998 to $5.3 million for the three months ended March 31, 1999. As a percentage of net sales, the gross profit decreased to 26.1% for the period ended March 31, 1999 from 33.8% for the three months ended March 31, 1998. The decrease in gross profit, as compared to last year, was largely impacted by industry-wide pricing pressure for standard communication fiber products, particularly as it relates to the multimode product line and remaining costs associated with the HVD process. These factors were partially offset by improved margins at SpecTran Specialty and lower royalty expenses. As a percentage of sales, royalty expense decreased from 4.1% for the first quarter in 1998 to 2.1% for the first quarter in 1999 primarily due to an increase in first quarter 1999 net sales not subject to royalty.

Selling and Administration

         Selling and administrative expenses were essentially flat at $3.1 million on a quarter to quarter comparison. As a percentage of sales, selling and administrative expenses decreased to 15.1% for the three months ended March 31, 1999 from 20.7% for the same period last year.

Research and Development

     Research and development costs decreased by $420,000, or 35.8% from $1.2 million for the three months ended March 31, 1998 to $0.8 million for the three months ended March 31, 1999 for two main reasons. During 1998 increased levels of research and development resources were deployed in bringing the HVD production process on line and during 1999 SpecTran Specialty restructured the organization resulting in some expenses being realigned to cost of sales from research and development. As a percentage of sales, research and development costs decreased from 7.8% for the three months ended March 31, 1998 to 3.7% for the three months ended March 31, 1999. The Company continues its initiative to improve manufacturing costs and product performance in both multimode and single-mode product lines, while developing new special performance fiber products and alternative process technologies.

Other Income (Expense), net

     Other income (expense) decreased unfavorably by $1.6 million for the three months ended March 31, 1999 compared to the same period for 1998. This was attributable to the absence of approximately $900,000 of other income from the Company's 1998 settlement of a multi-year supply contract with Corning, which is non-recurring for 1999. Additionally, the Company's interest expense increased by $612,000, or 492% as compared to the same period last year, due to an increase of $165,000, or 29% for the interest expense on the Company's long-term debt and the lack of $447,000 of capitalized interest, which offsets interest expense, associated with the Company's capacity expansion programs. Interest income decreased by $86,000, or 75% for the current period as compared to the same period last year.

Income Taxes

         A tax provision of 39.0% of pre-tax income was provided for the three months ended March 31, 1999 compared to a tax provision of 37.4% of pre-tax income for the comparable period in 1998. The lower effective tax rate for the 1998 period was due to the Company benefiting from a reduction in valuation allowance.

Loss from Equity in Joint Venture

         The Company realized a loss of $382,000 and $252,000, for the three months ended March 31, 1999 and 1998 respectively, from its equity in General Photonics, the joint venture formed in December 1996 with General Cable. The loss was due to continued pricing pressures and lack of volume.

Net Income

     Net income for the three months ended March 31, 1999 decreased $631,000 or 73% as compared to the same period in 1998. Reduced net income was primarily because of higher interest expense, the loss of income associated with the Corning settlement, and increased loss incurred from the Company's joint venture.

Liquidity and Capital Resources

         As of March 31, 1999, the Company had approximately $4.8 million of cash. Additionally, the Company has a $20.0 million revolving credit agreement with its principal bank maturing in April 2000. As of March 31, 1999 the Company had borrowed $11.0 million against the revolving credit agreement.

         The Company has a scheduled debt principal repayment of $3.2 million on December 26, 1999.

         The Company's working capital position at March 31, 1999 was $13.6 million with a current ratio of 1.82 to 1.

         During the first three months of 1999 the Company generated $3.2 million in positive cash flow from operating activities and borrowed $1.0 million under its revolving credit agreement. The Company invested $1.2 million in the acquisition of machinery and equipment.

         The Company is continuing its capacity expansion, which will require approximately $2.0 million in capital expenditures during 1999, resulting in total expenditures for capacity expansion since 1996 of approximately $45.0 million for SpecTran Communication and approximately $12.0 million for SpecTran Specialty, including equipment purchases. When fully operational, the expansion at SpecTran Communication will increase its capacity by more than 100% from 1996 levels. The expansion at SpecTran Specialty increased capacity by more than 50%.

     The Company intends to finance its capital and operational needs for the remainder of the year through a combination of cash flow from operations and borrowings, assuming the Company continues to meet its lenders revised covenants. The Company is exploring various financial alternatives, including seeking additional capital or entering into strategic alliances in an attempt to reduce its debt. The Company believes that successful completion of one or more of these alternatives and/or renewal or extension of its revolving credit agreement is necessary to meet its longer-term cash requirements.

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

     The Company has completed an enterprise-wide assessment of all mission critical IT Systems and Non-IT Systems to evaluate the state of its preparedness for the Year 2000. The Company has established teams by business unit to address the Year 2000 issue. The Company has completed a significant portion of the Non-IT Systems remediation in connection with the recent capacity expansion at both facilities. A significant portion of production equipment was replaced or upgraded as part of this expansion. The Company has revised its estimate for Year 2000 spending down to approximately $1.0 million from $1.2 million. This includes $222,000 for software, which will be expensed in 1999. The plan calls for remediation to be complete on all systems critical to operate the business by July 1999, with the remediation of the remaining non-critical systems expected to be complete by the end of the third quarter. The Company estimates that it is 80% complete with its remediation efforts for the Year 2000. The costs of the project and the date the Company plans to complete Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made or are not completely timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. The Company is developing contingency plans in case its remediation efforts are unsuccessful. The Company expects to complete the contingency plans in July 1999 in conjunction with the implementation and testing of the critical business systems.

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

Forward-Looking Statements

         This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties that may cause results to differ materially from expectations, including without limitation, the ability of the Company to market and develop its products, general economic conditions and competitive conditions in markets served by the Company.
Forward-looking statements include, but are not limited to, global economic conditions, product demand, competitive products and pricing, manufacturing efficiencies, cost reductions, manufacturing capacity, facility expansions and new plant start up cost, the rate of technology change and other risks. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Recent Accounting Pronouncements

         In June 1998, the Financial Standard Accounting Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. SFAS No. 133 is effective for fiscal year beginning after June 15, 1999. The Company is currently evaluating SFAS No. 133 and has not determined the impact on the Company's Consolidated Financial Statements.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

See Footnote 9 of Financials.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  10.123 Employment Agreement  executed as of April 1, 1999 between SpecTran
            Corporation and George Roberts.

(b)  Reports on Form 8-K

     Current Report on Form 8-K dated February 11, 1999 with Exhibit 10.111-Patent License Agreement between Lucent Technologies and SpecTran Communication dated as of October 30, 1998. (The Company has been granted confidential treatment for portions of this Exhibit.)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            SPECTRAN CORPORATION
                                                                    (Registrant)


Date:    May 14, 1999                                   BY:

                                                        /s/  Charles B. Harrison
                                                        ------------------------
                                                        Charles B. Harrison
                                                        President and
                                                        Chief Executive Officer



Date:    May 14, 1999                                   BY:

                                                        /s/  George J. Roberts
                                                        ----------------------
                                                        George J. Roberts
                                                        Senior Vice President,
                                                        Chief Financial Officer,
                                                        Secretary and Treasurer