Form 10-K/A
period 1998-12-31
SPECTRAN CORP
filed 1999-07-21
CIK 718487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-K

                                       ON

                                   FORM 10-K/A
 (Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES ACT OF 1934

For the fiscal year ended December 31, 1998 [ X ]

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE
                                    SECURITIES ACT OF 1934

For the transition period from  ........................to .....................

                         Commission file number 0-12489

                              SPECTRAN CORPORATION
    ............................................................................
           (Exact name of the registrant as specified in its charter)

         Delaware                                          04-2729372
     .....................................               .............
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

Securities registered pursuant to Section 12(b) of the Act:
         Name of each exchange              Title of each class which registered

                None                                   Not Applicable
             ..........                              ..................


            Securities  registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
 . ..............................................................................

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

         The following pro forma statement of operations for the year ended December 31, 1996 presents the results of operations as if the Company had entered into the joint venture as of January 1, 1996 (in thousands):

Statement of Operations (unaudited)
                                                                          1996
            Sales                                                       $51,413
          Net Income                                                    $ 3,716
                                                                        -------
          Net income per Share of Common Stock                          $   .63
                                                                        =======

b) General Photonics, LLC.

         The following is summarized financial information for the Company's joint venture.

                                            1998                          1997
                                            ----                          ----

       Currents Assets                   $ 4,600                        $ 7,006
       Other Assets                        4,480                          3,908
       Current Liabilities                 1,853                          1,640

       Total Revenues                    $ 9,507                        $12,583
       Net Income                        $(2,047)                       $  (708)

17 - Quarterly Financial Information (unaudited)
In thousands of dollars except per share data

Quarters                                       First             Second              Third             Fourth
-----------------------------------------   ----------        ------------        ------------       ----------

1998
Net Sales (See A)                           $15,112             $16,358             $19,288            $20,098
Gross Profit                                  5,111               2,553               5,414              5,801
Net Income                                      864              (1,393)                504                536
Earnings per Common
   Share-Basic                                 .(20)                .07                 .08                .12
Earnings per Common
   Share-Diluted                               (.20)                .07                 .08                .12

1997
Net Sales                                   $16,228             $15,881             $15,638            $14,310
Gross Profit                                  6,542               5,777               4,795              6,162
Net Income                                    1,122               1,151               1,239              1,330
Earnings per Common
   Share-Basic                                  .18                 .19                 .17                .18
Earnings per Common
   Share-Diluted                                .17                 .18                 .16                .17

A) Due to a change in accounting treatment of certain fiber sales, sales and cost of sales for the first three quarters of 1998 were reduced by $115,000, $674,000 and $775,000, respectively. This change had no effect on previously reported net income or earnings per share.

                                   SIGNATURES

"Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SPECTRAN CORPORATION
                                                    REGISTRANT

Dated:

     June 30, 1999                            /s/Charles B. Harrison
                                              Charles B. Harrison
                                              President,
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
General Photonics, LLC:

We have audited the accompanying balance sheets of General Photonics, LLC (a joint venture) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the year ended December 31, 1998 and for the period from December 23, 1996 (date of incorporation) to December 31, 1997. These financial statements are the responsibility of General Photonics, LLC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of General Photonics, LLC at December 31, 1998 and 1997, and the results of its operations, its partners' equity and its cash flows for the year ended December 31, 1998 and for the period from December 23, 1996 (date of incorporation) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements for the year ended December 31, 1998 have been prepared assuming that the Joint Venture will continue as a going concern. As discussed in Note 3 to the financial statements, the Joint Venture's recurring losses, the demand notes due the Joint Venture partners and its dependence on its Joint Venture partners as both sources of funding and as key suppliers/customers, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 3, the Joint Venture is dependent on its partners for a majority of its sales, its inventory purchases, its support activities and its short-term cash flow needs. The accompanying financial statements may not necessarily be indicative of the conditions that would have existed or the results of operations had the Joint Venture been operated as an unaffiliated entity.



February 16, 1999

GENERAL PHOTONICS, LLC (A Joint Venture)

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


ASSETS                                                                                                 1998                  1997

CURRENT ASSETS:
  Cash                                                                                              $ 924,234            $  622,627
  Accounts receivable - Joint Venture Partners                                                        913,297             1,292,590
  Accounts receivable - trade  (net of allowance for doubtful accounts
     of $214,000 and $367,000 in 1998 and 1997, respectively)                                         246,363               231,511
  Inventories                                                                                       2,487,561             4,845,334
  Other current assets                                                                                 28,778                13,869
                                                                                                  -----------            ----------

           Total current assets                                                                     4,600,233             7,005,931

PLANT AND EQUIPMENT, Net                                                                            1,970,252             1,188,511

GOODWILL, Net of accumulated amortization of $433,999 and  $215,999
in 1998 and 1997, respectively                                                                      2,477,565             2,695,565

OTHER NONCURRENT ASSETS                                                                                31,749                23,719

TOTAL ASSETS                                                                                      $ 9,079,799          $ 10,913,726
                                                                                                 ============          ============


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to Joint Venture partners                                                           $ 650,000            $  400,000
  Accounts payable -Joint Venture Partners                                                            560,323               274,480
  Accounts payable - trade                                                                            340,666               708,204
  Accrued payroll                                                                                     207,226               235,606
  Accrued liabilities                                                                                  95,709                22,089
                                                                                                -------------            ----------

           Total current liabilities                                                                1,853,924             1,640,379

PARTNERS' EQUITY                                                                                    7,225,875             9,273,347
                                                                                                  -----------           -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                                            $ 9,079,799          $ 10,913,726
                                                                                                  ===========          ============

See notes to financial statements.

                                                                  Exhibit 10.122

                    GENERAL PHOTONICS, LLC (A Joint Venture)

                            STATEMENTS OF OPERATIONS
                        YEAR ENDED DECEMBER 31, 1998 AND
                     PERIOD FROM DECEMBER 23, 1996 (DATE OF
                      INCORPORATION) TO DECEMBER 31, 1997



                                                                                         1998               1997

SALES:
  Joint Venture Partners                                                              $ 8,184,940        $ 7,809,691
  Other                                                                                 1,322,134          4,773,628
                                                                                      -----------         ----------

            Total sales                                                                 9,507,074         12,583,319

COST OF SALES                                                                           9,085,011         10,549,476
                                                                                      -----------         ----------

GROSS PROFIT                                                                              422,063          2,033,843

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            2,425,468          2,724,792
                                                                                      -----------         ----------

OPERATING LOSS                                                                         (2,003,405)          (690,949)

INTEREST EXPENSE                                                                          (44,067)           (17,000)
                                                                                      -----------         ----------

NET LOSS                                                                              $(2,047,472)      $   (707,949)
                                                                                      ===========       ============


See notes to financial statements.

                    GENERAL PHOTONICS, LLC (A Joint Venture)

                         STATEMENTS OF PARTNERS' EQUITY
                        YEAR ENDED DECEMBER 31, 1998 AND
                     PERIOD FROM DECEMBER 23, 1996 (DATE OF
                      INCORPORATION) TO DECEMBER 31, 1997



                                                                               General            Applied
                                                                                Cable             Photonic
                                                                              Industries       Devices, Inc.          Total


PERCENTAGE INTEREST                                                              50%                50%               100%

DECEMBER 23, 1996 (Date of incorporation)                                    $       --         $        --       $       --

  Contribution of assets                                                      5,900,891           4,080,405        9,981,296

  Net loss for the period from December 23, 1996 (date of
    incorporation) to December 31, 1997                                        (353,975)           (353,974)        (707,949)
                                                                              ---------          ----------       ----------

DECEMBER 31, 1997                                                             5,546,916           3,726,431        9,273,347

  Net loss for the year ended December 31, 1998                              (1,023,736)         (1,023,736)      (2,047,472)
                                                                             ----------         -----------       ----------

DECEMBER 31, 1998                                                           $ 4,523,180         $ 2,702,695      $ 7,225,875
                                                                             ===========        ===========      ===========


See notes to financial statements.

                    GENERAL PHOTONICS, LLC (A Joint Venture)

                            STATEMENTS OF CASH FLOWS
                        YEAR ENDED DECEMBER 31, 1998 AND
                     PERIOD FROM DECEMBER 23, 1996 (DATE OF
                      INCORPORATION) TO DECEMBER 31, 1997



                                                                                                  1998                 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $   (2,047,472)       $   (707,949)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                                                              528,242             431,573
      Loss on sale of equipment                                                                    1,498                  --
      Changes in operating assets and liabilities:
        Accounts receivable, trade                                                               (14,852)          2,090,192
        Accounts receivable - Joint Venture Partners                                             379,293          (1,292,590)
        Inventories                                                                            2,357,773            (723,263)
        Other assets                                                                             (22,939)             19,014
        Accounts payable and accrued expenses                                                   (322,298)            377,434
        Accounts payable - Joint Venture Partners                                                285,843             274,480
                                                                                           -------------        ------------

            Net cash provided by operating activities                                          1,145,088             468,891
                                                                                           -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                                     (1,101,481)           (446,264)
   Proceeds from sale of equipment                                                                 8,000                  --
                                                                                           -------------         -----------

            Net cash used in investing activities                                             (1,093,481)           (446,264)
                                                                                           -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from demand notes payable to Joint Venture Partners                                   250,000             400,000
  Contribution of cash by Joint Venture Partners                                                      --             200,000
                                                                                           -------------        ------------

            Net cash provided by financing activities                                            250,000             600,000
                                                                                           -------------        ------------

INCREASE IN CASH                                                                                 301,607             622,627

CASH, BEGINNING OF PERIOD                                                                        622,627                  --

CASH, END OF PERIOD                                                                         $    924,234       $     622,627
                                                                                            ============       =============

See notes to financial statements.

                    GENERAL PHOTONICS, LLC (A Joint Venture)

                         NOTES TO FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1998 AND PERIOD FROM DECEMBER 23, 1996
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      General Photonics, LLC (the "Joint Venture") is a joint venture incorporated on December 23, 1996 between General Cable Industries ("GCI") (a wholly owned subsidiary of General Cable Corporation ("General Cable")) and Applied Photonic Devices, Inc. ("APD") (a wholly owned subsidiary of SpecTran Corporation ("SpecTran")) with each owning a fifty percent equity interest in the Joint Venture. The Joint Venture engages in the development, design, manufacture and marketing of fiber-optic cable for the communication and electrical markets. At December 31, 1998, the Joint Venture operated one manufacturing facility in the state of Connecticut, which also included the Joint Venture's corporate office.

      The Joint Venture is also provided certain administrative, technical and marketing support by the Joint Venture partners under services and support agreements and has been dependent on its partners to finance its operations. The accompanying financial statements may not necessarily be indicative of the conditions that would have existed or the results of operations had the Joint Venture been operated as an unaffiliated entity.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition - Revenue is generally recognized when shipments are made or when title and risk of loss passes to the customer.

      Inventories - Inventories are stated at the lower of cost or market value, cost being determined using the first-in, first-out method.

      Goodwill - Goodwill associated with the assets contributed to the Joint Venture is recorded at its carryover basis and is being amortized on a straight-line basis over its remaining life of twelve and one-half years. The Joint Venture evaluates the carrying value of goodwill based upon current and anticipated operations and undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the carrying value of goodwill. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and estimated fair value.

      Plant and Equipment - Plant and equipment contributed to the Joint Venture have been recorded at its carryover basis from APD. Plant and equipment acquired subsequent to December 23, 1996 are recorded at cost. Depreciation is provided using the straight-line method over the remaining useful lives of the related assets as follows:

                                                        Years
          Leasehold improvements                   Remaining life of leases
          Machinery and equipment                  1-5 years
          Other                                    1-5 years

      Concentration of Credit Risk - The Joint Venture sells a majority of its product through GCI, and as a result, a majority of the Joint Venture's trade receivables are due from GCI. Sales to GCI approximated 86% and 62% of total sales for the year ended December 31, 1998 and for the period from December 23, 1996 to December 31, 1997, respectively, and comprised 77% and 83% of net accounts receivable at December 31, 1998 and 1997, respectively.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Income Tax Status - The Joint Venture has claimed special tax status as a limited liability corporation. Under present income tax regulations, the Joint Venture pays no federal or state income tax. Any income or loss for tax purposes is included in the tax returns of the Joint Venture's partners.

      New Accounting Pronouncements - On January 1, 1998, the Joint Venture adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income encompasses all changes in partners' capital (except those arising from transactions with partners). The Joint Venture had no other components of comprehensive income. As this new standard only requires additional information in the financial statements, it does not affect the Joint Venture's financial position or results of operations.

      In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Joint Venture is required to adopt effective January 1, 2000. SFAS No. 133 will require the Joint Venture to record all derivatives on the balance sheet at fair value. The impact of SFAS No. 133 on the Joint Venture's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB and the extent of the Joint Venture's derivative instruments and hedging activities.

      Reclassifications - Certain amounts within the 1997 financial statements have been reclassified to conform with the presentation in 1998.

3.       FUNDING OF OPERATIONS

      As shown in the financial statements, the Joint Venture incurred net losses of $2,047,472 and $707,949 for the year ended December 31, 1998 and the period from December 23, 1996 to December 31, 1997, respectively. The Joint Venture's operating losses and working capital needs have been funded principally by the initial capital infusion and loans from the Joint Venture partners. As discussed in Note 10, the Joint Venture purchases a substantial portion of its inventory from one of the venture partners and sells and distributes its products through its other venture partner. Such transactions are solely in the control of the Joint Venture partners since the purchase and sale obligations are not contractual as to amounts. In addition, the Joint Venture partners have not committed to continue funding the losses of the Joint Venture, nor have they asserted that existing short-term loans will not be called.

      During 1998, management took a series of steps to reduce expenses and inventory levels and restructure operations in response to a downturn in the fiber-optic industry. This resulted in cash flow from operating activities of $1,145,088 for 1998. Management will continue to reduce expenses and inventory levels in 1999. This inventory reduction, coupled with preliminary projections of orders from one of its Joint Venture partners and third parties, leads management to conclude that positive cash flow will result from operations. These projections exclude a reduction of cash flows associated with the demand notes due to the Joint Venture partners.

      As a result of these steps, management believes that the Joint Venture will have sufficient capital to fund operations through December 31, 1999. However, given the above-mentioned dependence on the Joint Venture partners, the outstanding demand notes due to the partners, and the uncertainty concerning the intentions of the partners relative to the Joint Venture, there is no assurance that management's projections can be achieved.

4.    FORMATION OF THE JOINT VENTURE

      On December 23, 1996, GCI and APD contributed certain assets and transferred certain liabilities to create the Joint Venture. The assets and liabilities contributed were recorded by the Joint Venture at the carryover basis of the two Joint Venture partners.

      Contributed to the Joint Venture by GCI were:

        Cash                                        $   100,000
        Accounts receivable                           1,678,820
        Inventory                                     4,122,071
                                                    -----------
                                                     $5,900,891

      Contributed to the Joint Venture by APD were:

        Cash                                         $  100,000
        Accounts receivable                             642,883
        Prepaid expenses                                 44,915
        Plant and equipment, net                        957,821
        Goodwill                                      2,911,564
        Other assets                                     11,687
        Accounts payable                               (542,032)
        Accrued expenses                                (46,433)
                                                     ----------
                                                     $4,080,405


      The Joint Venture was incorporated as a limited liability corporation by GCI and APD, subject to a contractual agreement (the "LLC Agreement"). The duration of the Joint Venture is perpetual; however, provisions in the LLC Agreement provide for the dissolution of the Joint Venture dependent upon certain events and approval of the other Joint Venture partners. Gains and losses resulting from the Joint Venture's operations are allocated equally to the partners' capital accounts. The Joint Venture is required to distribute cash to the Joint Venture partners, subject to certain financial ratios. No such amounts were due to the Joint Venture partners at December 31, 1998 and 1997.

5.    INVENTORIES

      The following comprised inventories at December 31:

                                                          1998                 1997
                                                          ----                 ----
       Raw materials                              $      356,143         $   1,649,286
       Work in process                                 1,186,188             1,953,867
       Finished goods                                    945,230             1,242,181
                                                  ---------------        -------------
             Total                                $    2,487,561         $   7,845,334
                                                  --------------         -------------


6.    PLANT AND EQUIPMENT

      The following comprised plant and equipment at December 31:

                                                        1998                   1997

       Leasehold improvements                     $     121,635          $     92,337
       Machinery and equipment                        2,168,136               706,134
       Other                                            143,291               154,488
       Construction in progress                          54,696               451,126
                                                  --------------         ------------
             Total                                $   2,487,758          $  1,404,085

       Less accumulated depreciation                    517,506               215,574

       Plant and equipment, net                   $   1,970,252          $  1,188,511
                                                  =============          ============


7.    DEMAND NOTES PAYABLE TO PARTNERS

      On June 5, 1997, the Joint Venture entered into two separate $200,000 demand promissory notes with both GCI and SpecTran. The notes bear interest at 7.5% annually with interest due each calendar quarter and the full note payable on demand. One payment of interest has been made to date. SpecTran was paid $4,792 for the period June 5, 1997 to September 30, 1997. On April 2, 1998, the Joint Venture entered into two additional and separate $125,000 demand promissory notes with both GCI and SpecTran under similar terms. Accrued interest of $56,275 and $12,208 is included in accrued liabilities at December 31, 1998 and 1997, respectively.

8.    LEASES

      The Joint Venture is obligated for lease payments for one facility located in Dayville, Connecticut. Future minimum payments required under operating leases approximate $242,000 in the years 1999 and 2000 and $40,000 in 2001.

      In addition to the base rent above, the lease contains requirements for "common charges" to be paid monthly. Common charges were fixed at $4,400 per month with an annual reconciliation to actual expenses due in the first quarter of each year. Total rent expense and common charges charged to operations for operating leases approximated $296,000 and $193,000 for the year ended December 31, 1998 and for the period December 23, 1996 to December 31, 1997, respectively.

9.    COMMITMENTS

      The Joint Venture had issued purchase orders totaling $68,000 prior to December 31, 1998 to procure capital equipment. As of December 31, 1998, the equipment had not yet been received and no payments have been made.

10.   RELATED-PARTY TRANSACTIONS

      The Joint Venture has entered into the following agreements with GCI and SpecTran and/or its affiliates:

         Optical Fiber Purchases - Under a fiber supply agreement, the Joint Venture is required to purchase all of its optical fiber from SpecTran Communication Fiber Technologies, Inc. ("SCFT") (a wholly owned subsidiary of SpecTran). Pursuant to the fiber supply agreement, SCFT may purchase optical fiber from other companies and resell such fiber to the Joint Venture. Under the fiber supply agreement, all purchases of fiber from SCFT by the Joint Venture are to be at the lowest price offered by SCFT to other customers for substantially the same or comparable products based upon similar volume and product mix. Purchases by the Joint Venture totaled approximately $2,424,000 and $4,449,000 for the year ended December 31, 1998 and for the period December 23, 1996 to December 31, 1997, respectively. Amounts owed to SCFT for purchases of optical fiber at December 31, 1998 and 1997 were approximately $484,000 and $274,000, respectively.

         Fiber-Optic Cable Sales - Under a product purchase agreement, the Joint Venture is required to supply GCI with all of its fiber-optic cable requirements. The selling price to GCI is dependent upon prevailing market rates and a standard sales discount to GCI. In accordance with the product purchase agreement, the discount offered to GCI for 1998 and 1997 ranged from 6.3% to 12.1% off the market price and will be reset in the first quarter of 1999. Sales under the product purchase agreement totaled approximately $8,185,000 and $7,809,000 for the year ended December 31, 1998 and the period December 23, 1996 to December 31, 1997, respectively. At December 31, 1998 and 1997, GCI's inventory, approximating $900,000 and $425,000, respectively, was stored at the Joint Venture for the convenience of GCI. A fee is charged for such storage in the form of a reduced sales discount of 5.8%. Outstanding receivables due from sales of products to GCI at December 31, 1998 and 1997 totaled approximately $897,000 and $1,268,000, respectively.

         Administrative Services and Technical Assistance - Under an administrative services and technical assistance agreement, each of the Joint Venture partners provides certain assistance to the Joint Venture. Through the years ended December 31, 1998 and 1997, GCI provided corporate tax assistance and SpecTran provided administrative and management information services assistance. No fees were charged or are due to the partners under this agreement.

         Sales and Marketing Support - Under a sales and marketing support agreement, GCI Joint Venture. The Joint Venture's obligations under this agreement include providing GCI with product training, product inspection and field service support. This agreement is effective until the termination of the LLC Agreement. No fees were charged or are due to GCI under this agreement.

         Other - The Joint Venture purchases certain raw materials from GCI and sells inventory to SpecTran. Purchases from GCI in 1998 approximated $106,000, and $75,700 is included in accounts payable at December 31, 1998. No amounts were purchased from GCI in 1997. Sales to SpecTran totaled $35,400 and $58,600 during 1998 and 1997, respectively. Amounts totaling $16,173 and $24,100 are included in accounts receivable for SpecTran purchases at December 31, 1998 and 1997, respectively.

11.   PENSION PLAN

      The Joint Venture sponsors the General Photonics, LLC 401(k) Plan (the "Plan"), under which employees may make contributions to their respective accounts. The Plan generally covers all full-time employees of the Joint Venture who have completed ninety days of service and have reached the age of twenty-one. The Joint Venture, at its discretion, may make matching contributions equal to 100% of the employees' savings contributions up to 3% of their compensation, plus 50% of their salary savings contributions in excess of 3% of compensation but not to exceed 5% of their compensation.  The  Joint  Venture  may  (but  is not  required  to)  make additional 401(k) employer contributions to participants' accounts. Employer contributions were approximately $42,100 and $47,600 for the year ended December 31, 1998 and for the period December 23, 1996 to December 31, 1997, respectively.

      The Plan commenced June 5, 1997. Prior to this date, employees were covered under the SpecTran retirement plan. Employee account balances under the SpecTran retirement plan were transferred to the Plan.

12. EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS' REPORT

      On June 30, 1999, BICC General Cable Industries (formerly General Cable Industries) purchased APD's 50% interest in the Joint Venture for $2,367,200. Additionally, loans totaling $325,000 were repaid to APD by the Joint Venture. Pursuant to this sale, the LLC Agreement was terminated and the Joint Venture was dissolved.

                                                                 Exhibit 10.123


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in (i) Registration Statement No. 333-60965 on Form S-8, and (ii) Registration Statement No. 33-46581 on Form S-8, of our report dated February 16, 1999 on the financial statements of General Photonics LLC, appearing in Exhibit 10.122 to the Annual Report on Form 10-K/A of SpecTran Corporation for the year ended December 31, 1998 as filed on, or about, July 14, 1999.



Boston, Massachusetts
July 14, 1999