Form 10-Q
period 1999-06-30
SPECTRAN CORP
filed 1999-08-13
CIK 718487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

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


         The number of shares of the registrant's Common Stock outstanding as of July 30, 1999, was 7,042,430.

                              Spectran Corporation
                      Consolidated Statements of Operations
                      In thousands except per share amounts
                                   (unaudited)

                                                                          Six Months Ended                  Three Months Ended
                                                                               June 30                           June 30,
                                                                           1999             1998              1999            1998


   Net Sales                                                          $  42,966          $  31,470       $  22,587        $  16,358

   Cost of Sales                                                         31,547             23,806          16,489           13,805
                                                                      ---------          ---------       ---------        ---------

      Gross Profit                                                       11,419              7,664           6,098            2,553

      Selling and Administrative Expenses                                 6,749              6,652           3,666            3,518

   Research and Development Costs                                         1,424              2,581             669            1,406
                                                                      ---------          ---------       ---------        ---------

   Income (Loss) from Operations                                          3,246             (1,569)          1,763           (2,371)
                                                                      ---------          ---------       ---------        --------

   Other Income (Expense):

        Interest Income                                                     126                147              98               33

        Interest Expense                                                 (1,475)              (476)           (739)            (352)

        Other, Net (Note 5)                                                  41              1,583              53              741
                                                                      ---------          ---------       ---------        ---------

        Other Income (Expense), net                                      (1,308)             1,254            (588)             422
                                                                      ---------          ---------       ---------        ---------

   Income (Loss) before Income Taxes and Equity in Joint Venture          1,938               (315)          1,175           (1,949)

   Income Taxes (Benefit)                                                  756               (136)            458             (775)
                                                                      ---------          ---------       ---------        ---------

   Net Income (Loss) Before Joint Venture                                 1,182               (179)            717           (1,174)
                                                                      ---------          ---------       ---------        ---------

   Joint Venture:

      Loss from Equity in Joint Venture,                                   (235)              (339)             (2)            (209)
      less applicable taxes

      Loss on Sale of Joint Venture, including
      applicable tax expense of $947                                      (1336)                            (1,336)
                                                                      ---------          ---------       ---------

   Net Loss on Joint Venture                                             (1,571)              (339)         (1,338)            (209)
                                                                      ---------          ---------       ---------        ---------

   Net Loss                                                           $    (389)         $    (518)      $    (621)       $  (1,383)
                                                                      =========          =========       =========        =========

   Net Loss per Common Share (Note 6):

      Basic and Dilutive                                              $   (0.06)         $  (0.07)       $   (0.09)      $    (0.20)
                                                                      =========          ========       ==========       ==========

      Weighted Average Number of
        Common Shares Outstanding:

      Basic and Dilutive                                                  7,004             7,002            7,005            7,002
                                                                      =========         =========        =========        =========



             See accompanying notes to these consolidated financial statements.

                              Spectran  Corporation
                           Consolidated Balance Sheets
                              Dollars in thousands

                                                                               June 30, 1999             December 31, 1998
                                                                               -------------             -----------------
                                                                                (unaudited)
ASSETS
Current Assets:
     Cash and Cash Equivalents                                                     $    7,483                   $    1,690
     Trade Accounts Receivable, net                                                    14,861                       12,568
     Inventories (Note 2)                                                               8,346                        8,279
    Income Taxes Receivable                                                                --                          644
     Deferred Income Taxes                                                              1,889                        1,889
     Prepaid Expenses and Other Current Assets                                            798                        1,036
                                                                                   ----------                   ----------
     Total Current Assets                                                              33,377                       26,106

Investment in Joint Venture (Note 1)                                                       --                        3,239

Property, Plant and Equipment, net (Note 3)                                            67,631                       68,495

Other Assets:
     License Agreements, net                                                            4,035                        4,335
     Goodwill, net                                                                        754                          793
     Other Long-term Assets                                                             2,413                        2,451
                                                                                   ----------                   ----------
     Total Other Assets                                                                 7,202                        7,579
                                                                                   ----------                   ----------
          Total Assets                                                             $  108,210                   $  105,419
                                                                                   ==========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current Maturities of Long-term Debt (Note 4)                                  $   14,200                   $    3,200
    Current Portion of License Fees Payable                                             1,000                        1,250
     Accounts Payable                                                                   4,755                        4,410
     Income Taxes Payable                                                               1,652                           --
    Accrued Defined Benefit Pension Liability                                           2,322                        1,902
    Deferred Income Taxes                                                                 478                          478
     Accrued Liabilities                                                                3,827                        3,317
                                                                                   ----------                   ----------
     Total Current Liabilities                                                         28,234                       14,557

Long-term Portion of License Fee Payable                                                2,250                        2,750
Long-term Debt (Note 4)                                                                20,800                       30,800

Stockholders' Equity:
     Common Stock, voting, $.10 par value; authorized
         20,000,000 shares; outstanding 7,004,850 shares and
         7,003,850 shares in 1999 and 1998, respectively                                  700                          700
     Common Stock, non-voting, $.10 par value;
         authorized 250,000 shares; no shares outstanding                                  --                           --
     Paid-in Capital                                                                   50,255                       50,252
     Retained Earnings                                                                  5,971                         6,360
                                                                                   ----------                   -----------
     Total Stockholders' Equity                                                        56,927                       57,312
                                                                                   ----------                   ----------

          Total Liabilities & Stockholders' Equity                                 $  108,210                   $  105,419
                                                                                   ==========                   ==========

             See accompanying notes to these consolidated financial statements.

                              Spectran Corporation
                      Consolidated Statements of Cash Flows
                              Dollars in thousands
                                   (unaudited)


                                                                            Six Months Ended
                                                                         1999              1998
Cash Flows from Operating Activities:
    Net Loss                                                          $    (389)         $    (518)
    Reconciliation of net income to net cash provided by
    operating activities:
        Depreciation and Amortization                                     4,205              2,972
        Gain on sale of marketable securities                                --                 --
        Loss on disposition of equipment                                     27                204
        Changes in valuation accounts                                      (240)             5,022
        Loss in joint venture                                               235                339
        Loss from Sale of Joint Venture                                   1,336                 --
        Change in other long-term assets                                    (35)                 1
Changes in operating assets and liabilities:
        Accounts receivable                                              (2,151)            (2,927)
         Inventories                                                         30             (5,283)
         Prepaid expenses and other current assets                          238               (697)
         Income taxes payable/receivable                                  1,597             (1,401)
        Accounts payable and accrued liabilities                            525              1,111
                                                                      ---------          ---------

Net Cash Provided by (Used in) Operating Activities                       5,378             (1,177)
                                                                      ---------          ---------

Cash Flows from Investing Activities:
        Acquisition of property, plant and equipment                     (2,956)           (13,024)
        Proceeds from Sale of Joint Venture                               2,367                 --
         Purchase of marketable securities                                   --             (9,652)
         Proceeds from sale/maturity of marketable securities                --             16,184
                                                                      ---------          ---------

Net Cash Used in Investing Activities                                      (589)            (6,492)
                                                                      ---------          ---------

Cash Flows from Financing Activities:
        Borrowings of long-term debt                                      1,000             10,000
        Proceeds from exercise of stock options and warrants                  4                 21
                                                                      ---------          ---------

Net Cash Provided by Financing Activities                                 1,004             10,021
                                                                      ---------             ------

Increase in Cash and Cash Equivalents                                     5,793              2,352
Cash and Cash Equivalents at Beginning of Period                          1,690                445
                                                                      ---------          ---------

Cash and Cash Equivalents at End of Period                            $   7,483          $   2,797
                                                                      =========          =========



             See accompanying notes to these consolidated financial statements.

                              SPECTRAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.       BASIS OF PRESENTATION

     The financial information for the three months and six months ended June 30, 1999 and 1998, is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for fair presentation of results for the interim periods. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results for the entire year.

         The consolidated results for the three months and six months ended June 30, 1999 and 1998, include the accounts of SpecTran Corporation (the "Company") and its wholly-owned subsidiaries, SpecTran Communication Fiber Technologies, Inc. ("SpecTran Communication"), SpecTran Specialty Optics Company ("SpecTran Specialty"), and Applied Photonic Devices, Inc. ("APD"), which holds the Company's investment in General Photonics, LLC, a 50-50 joint venture between the Company and General Cable Corporation ("General Cable"). In December 1996, the Company sold certain of the assets of APD to General Cable and then contributed the remaining non-cash assets of APD to General Photonics for a 50% equity interest. The investment in General Photonics was accounted for under the equity method of accounting pursuant to which the Company records its 50% interest in General Photonics' net operating results. Prior to the formation of General Photonics, APD's results of operations, including net sales and expenses, were consolidated with those of the Company. All significant intercompany balances and transactions have been eliminated.

         On June 30, 1999, APD sold its fifty-percent interest in General Photonics, LLC to BICC General Cable Industries, Inc. (formerly known as General Cable Industries, Inc.). The purchase price paid by BICC General Cable Industries, Inc. for APD's interest in General Photonics was $2.4 million. As part of the transaction, General Photonics repaid a loan to SpecTran for $325,000 and BICC General Cable Industries, Inc. purchased approximately 30,000 kilometers of optical fiber from SpecTran Communication.

         These financial statements supplement, and should be read in conjunction with, the Company's audited financial statements for the year ended December 31, 1998, as contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission.

2.       INVENTORIES

         Inventories consisted of (in thousands):

                                                                           June 30, 1999                    December 31, 1998
                                                                           -------------                    -----------------


          Raw Materials                                                    $    2,471                           $     3,096
          Work in Process                                                       2,661                                 1,277
          Finished Goods                                                        3,214                                 3,906
                                                                          ---------------                    ---------------
                                                                           $    8,346                           $     8,279
                                                                           ==============                    ===============



3.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of (in thousands):
                                                                          June 30, 1999                    December 31, 1998
                                                                          -------------                    -----------------
   Land and Land Improvements                                              $      978                          $       978
   Buildings and Improvements                                                  24,973                               24,909
   Machinery and Equipment                                                     53,773                               48,983
   Construction in Progress                                                    14,165                               16,220
                                                                        -------------                          -----------
                                                                               93,889                               91,090
   Less Accumulated Depreciation and Amortization                              26,258                               22,595
                                                                        -------------                          -----------
                                                                           $   67,631                          $    68,495
                                                                        =============                          ===========

4.       LONG-TERM DEBT

Long-term debt consisted of (in thousands):

                                                                          June 30, 1999                   December 31, 1998
                                                                          -------------                   -----------------
Revolving Credit Loan Facility at the Lower of
    Prime or LIBOR plus 1.5%                                             $     11,000                         $    10,000
Series A Senior Secured Notes at 9.24% Interest                                16,000                              16,000
Series B Senior Secured Notes at 9.39% Interest                                 8,000                               8,000
                                                                         ------------                          ----------
     Total                                                                     35,000                              34,000
     Less current maturities                                                   14,200                               3,200
                                                                         ------------                          ----------
                                                                         $     20,800                         $    30,800
                                                                         ============                          ==========


         In December 1996, the Company sold to a limited number of selected institutional investors an aggregate principal amount of $24.0 million of senior secured notes consisting of $16.0 million of 9.24% interest Series A Senior Secured Notes due December 26, 2003, and $8.0 million of 9.39% interest Series B Senior Secured Notes due December 26, 2004. The Company also has a $20.0 million revolving credit agreement with its principal bank, maturing in April 2000. As of June 30, 1999, the Company had borrowed $11.0 million against the revolving agreement. This was reclassified to current portion of long-term debt as of April 1, 1999.

5.       CORNING SETTLEMENT

         On March 13, 1998, the Company announced the settlement of Corning's obligation to purchase multimode fiber from the Company under a multiyear supply contract the companies entered into on January 1, 1996. Corning has terminated its purchase of multimode fiber from the Company in exchange for a series of cash payments to the Company totaling $4.1 million. For the three months and six months ended June 30, 1998, the Company recognized income on the settlement of approximately $900 thousand and $1.8 million, respectively.

6.       COMPUTATION OF LOSS PER COMMON SHARE

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

         Under SFAS 128, primary earnings per common share has been replaced with basic earnings per common share. The basic earnings per share computation is based on the earnings applicable to common stock divided by the weighted average number of shares of common stock outstanding at six and three months ended June 30, 1999 and June 30, 1998.

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

         Exercise  of  options  and  warrants  or  conversion   of   convertible
securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported.

(dollars and shares in thousands)


                                                                  Six Months Ended                       Three Months Ended
                                                                      June 30,                                June 30,
                                                              1999                1998                1999                1998
                                                              ----                ----                ----                ----
Loss per common share-basic
   Loss applicable to common stock                         $    (389)           $   (518)             $ (621)            $(1,383)
                                                           =========            ========              ======             =======

   Weighted average shares outstanding                         7,004              7,002                7,005                7,002
                                                           =========            =======               ======               ======

   Loss per common share-basic                             $   (0.06)           $  (0.07)             $(0.09)            $ (0.20)
                                                           =========            ========              ======             =======

Loss per common share-diluted
   Loss applicable to common share                         $    (389)           $   (518)             $ (621)            $(1,383)
                                                           =========            ========              ======             =======

   Weighted average shares outstanding                         7,004              7,002                7,005                7,002

    Plus shares issuable on:
        Exercise of dilutive options                              --                   --                 --                   --
                                                           ---------            ---------             ------             --------

    Weighted average shares outstanding
         assuming conversion                                   7,004              7,002                7,005               7,002
                                                           =========            =======                =====             =======

   Loss per common share-diluted                           $   (0.06)           $  (0.07)             $(0.09)            $ (0.20)
                                                           =========            ========              ======             ========

        Options to purchase 716 thousand and 1.1 million shares of common stock were outstanding at the six month period ending June 30, 1999 and 1998 respectively, but were not included in the computation of diluted loss per share because the effect of including such options would be anti-dilutive.

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

     The Company conducts its operations through two business segments - Optical Fiber and Specialty Products. A third segment, Cable, was sold in December 1996 in conjunction with the formation of General Photonics. SpecTran retained a 50% equity interest in General Photonics through the first half of the year and sold its interest on June 30, 1999. SpecTran's share of General Photonics income(loss) for 1998 and 1999 is reported on the equity method.

         Optical  Fiber  develops,   manufactures  and  markets   multimode  and
single-mode fiber for data communications and telecommunications applications.

         Specialty  Products  develops,  manufactures and markets  multimode and
single-mode   fiber  and  value-added   fiber  optic  products  for  industrial,
transportation, communication, medical and geophysical applications.

         Cable develops, manufactures and markets communications-grade fiber optic cable primarily for the customer premises market.

         Summarized financial information by business segment for the three and six months ended June 30 is as follows (in thousands):


                                                                     REVENUES
                                                       Six Months ended June 30,                Three Months Ended June 30,

                                                       1999                 1998                 1999                 1998
                                                       ----                 ----                 ----                 ----
                 Optical Fiber (see A)              $    29,432           $ 22,161            $   16,154           $   11,405
                 Specialty Products                      13,534              9,309                 6,433                4,953
                                                    -----------           --------            ----------           ----------
                                                    $    42,966           $ 31,470            $   22,587           $   16,358
                                                    ===========           ========            ==========           ==========

                                                          INCOME (LOSS) FROM OPERATIONS

                                                       1999                 1998                1999               1998
                                                       ----                 ----                ----               ----
                  Optical Fiber                      $  3,587            $  1,530            $   2,493            $   114
                  Specialty Products                    2,754                (803)               1,317             (1,123)
                  Corporate                            (3,095)             (2,296)              (2,047)            (1,362)
                                                     --------            --------            ---------            ------
                                                     $  3,246             $(1,569)           $   1,763            $(2,371)
                                                     ========             =======            =========            ======


                                                         ASSETS

                                         June 30,                   December 31,
                                           1999                         1998
                                           ----                         ----
Optical Fiber                          $   73,528                   $  72,447
Specialty Products                         19,650                      19,953
Cable (Investment in JV)                       --                       3,458
Corporate                                  15,032                       9,561
                                       ----------                   ---------
                                       $  108,210                   $ 105,419
                                       ==========                   =========


A) Due to a change in accounting treatment of certain fiber sales, sales and cost of sales for the second quarter and June year to date 1998 was reduced by $674,000 and $789,000 respectively. This change had no effect on previously reported net income or earnings per share.

8.       SUBSEQUENT EVENTS

         On July 15, 1999 SpecTran Corporation ("SpecTran") entered into an Agreement of Merger (the "Agreement of Merger") with Lucent Technologies Inc., a Delaware corporation ("Lucent") and its wholly-owned subsidiary Seattle
Acquisition Inc., a Delaware corporation ("Purchaser"). Pursuant to the Agreement of Merger, Purchaser made a tender offer (the "Offer") disclosed in the Tender Offer Statement on Schedule 14D-1 dated July 21, 1999 (as amended or supplemented, the "Schedule 14D-1") filed with the Securities and Exchange Commission (the "Commission") by Lucent and the Purchaser to purchase all outstanding shares of the common stock, par value $.10 per share of SpecTran (the "Shares") at a price of $9.00 per share, net to the seller in cash, without interest thereon (the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase (the "Offer to Purchase") dated July 21, 1999, a copy of which is filed as an Exhibit to the Company's Schedule 14D-9 dated July 21, 1999 and filed with the Commission (as amended or supplemented, the "Schedule 14D-9"). The Agreement of Merger provides that, among other things, as soon as practicable after the purchase of Shares pursuant to the Offer and the satisfaction of the other conditions set forth in the Agreement of Merger and in accordance with the relevant provisions of the General Corporation Law of the State of Delaware ("Delaware Law" or the "DGCL"), the Purchaser will be merged with the Company (the "Merger"). Following consummation of the Merger, the Company will continue as the surviving corporation (the "Surviving Corporation") and will become a wholly owned subsidiary of Lucent. At the effective time of the Merger (the "Effective Time"), each Share issued and outstanding immediately prior to the Effective Time (other than Shares (i) owned or held in treasury by the Company, (ii) owned by the Purchaser or Parent, (iii) remaining outstanding held by any subsidiary of the Company or Parent or (iv) owned by stockholders who shall have demanded properly and perfected appraisal rights, if any, under Delaware Law) will be canceled and converted automatically into the right to receive the Offer Price (the "Merger Consideration"). The Agreement of Merger is summarized in Section 12 of the Offer to Purchase. A copy of the Agreement of Merger is filed as an Exhibit to the Schedule 14D-9 and is hereby incorporated by reference herein.

         In  addition,  attached  to  the  Schedule  14D-9  as  Annex  A is  the
Information Statement of the Company (the "Information Statement") which describes, among other things, certain contracts, agreements, arrangements or understandings known to the Company between the Company or its affiliates and
(i) certain of the Company's executive officers, directors or affiliates or (ii) certain of Parent's executive officers, directors or affiliates. The Information Statement was furnished to the Company's stockholders in connection with the Purchaser's right (after consummation of the Offer) to designate persons to be appointed to the Board of Directors of the Company other than at a meeting of the stockholders of the Company. The Information Statement is hereby incorporated by reference herein.

         The Board of Directors of SpecTran has unanimously approved the Offer and the Merger and determined that the terms of the Offer and the Merger are fair to, and in the best interests of the stockholders of SpecTran and unanimously recommends that the stockholders of SpecTran accept the Offer and tender their Shares to the Purchaser pursuant to the terms of the Offer.

         As of August 4, 1999, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the purchase of the Shares pursuant to the Offer had expired.

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

     After the announcement of the Agreement of Merger by the Company and Lucent on July 15, 1999, two putative class action suits relating to the Merger were filed in the Court of Chancery for the state of Delaware: Chase v. Harrison et. al., C.A. No. 17312-NC and Airmont Associates et al., v. SpecTran Corporation, et.al., C.A. No. 17314-NC.

         The lawsuits were filed by plaintiffs claiming to be stockholders of the Company, purportedly on behalf of all the company's stockholders, against the Company, members of the board of directors of the Company and Lucent. The plaintiffs in both lawsuits allege, among other things, that the terms of the proposed Merger were not the result of an auction process or active market check, that $9.00 per share offered by Lucent is inadequate, and that the Company's directors breached their fiduciary duties to the stockholders of the Company in connection with the Agreement of Merger. Both lawsuits seek to have the Merger enjoined, or if the Merger is completed, to have it rescinded and to recover unspecified damages, fees and expenses. The Company and Lucent intend to vigorously oppose these lawsuits.

         On July 29, 1999,  the plaintiff in Chase v.  Harrison,  et al.,  Civil
Action No. 17312-NC, filed an Amended Class Action Complaint (the "Amended Complaint") in Delaware Chancery Court. In the Amended Complaint, the plaintiff alleges, among other things, that (1) the proposed purchase price is inadequate;
(2) the Company's Solicitation/Recommendation Statement on Schedule 14D-9 is misleading and omits material information in that it fails to disclose (a) the Company's financial results for the second fiscal quarter ended June 30, 1999,
(b) why the Company's projected financial results, as announced by the Company on May 28, 1999, did not warrant that a substantial premium be paid for the Company relative to the existing market price, (c) information concerning the identity of other bidders for the Company and the terms of any competing bids or expressions of interest, (d) why the Company did not wait until after its third quarter ended September 30, 1999 financial results were available to determine whether Company C would make an offer to acquire the Company, (e) the reasons for Lazard Freres & Co. LLC's determination that the Merger was "fair", (f) the total amount of benefits that each of the Company's executive officers and directors will realize from the Merger, and (g) the value of the Company to Lucent and the benefits Lucent will derive from the Merger, including the equivalent amount that Lucent would have to spend to build the manufacturing capacity that it will be buying from the Company and that Lucent had approved a higher purchase price; and (3) the board of directors of the Company breached its fiduciary duty to the stockholders of the Company to exercise due care, loyalty and candor. The Amended Complaint further alleges that Lucent aided and abetted the breach of fiduciary duty by the individual defendants. The foregoing is qualified in its entirety by reference to the Amended Complaint, a copy of which is filed as an exhibit to the Company's Amendment No. 1 to Schedule 14D-9, dated August 4, 1999 and filed with the Commission on August 5, 1999, and is incorporated by reference herein.

         Concurrent with the filing of the Amended Complaint, the plaintiff in Chase v. Harrison, et al. petitioned the Delaware Chancery Court for expedited discovery and the scheduling of a hearing on a preliminary injunction. A telephone conference call was held by the Delaware Chancery Court on July 30, 1999, at which time the court declined to permit expedited discovery and declined to schedule a hearing on a preliminary injunction. Instead, the court scheduled a hearing on August 13, 1999 to hear arguments as to whether an order temporarily restraining consummation of the Merger should be issued. This scheduled hearing was subsequently canceled when, by letter dated August 2, 1999, plaintiff's counsel withdrew plaintiff's application for a temporary restraining order.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Three and Six Months Ended June 30, 1999 Compared to Three and Six Months Ended June 30, 1998

         Second quarter revenues were $22.6 million up 38% from revenues of $16.4 million for the same period last year. Operating income was $1.8 million; up from an operating loss of $2.4 million incurred during the same quarter ended 1998. The 1998 operating loss included one-time charges, including inventory write-downs at the SpecTran Specialty subsidiary. Net income (loss) before joint venture for the second quarter and six months ended June 30, 1999 were $717 thousand and $1.2 million respectively. Both 1999 periods were up from the losses of $1.2 million and $179 thousand for the same periods a year ago. The loss incurred from the Joint Venture for the six month period ended June 30, 1999 was $1.6 million, and was primarily attributable to the loss and associated tax expense incurred from the sale of the Company's joint venture with General Cable, General Photonics. The Company's overall net loss for the quarter was $621 thousand or $.09 per diluted share, compared with a net loss of $1.4 million or $.20 per share for the same period last year.

         Revenues for the first half of 1999 were $43.0 million, up 36% from $31.5 million recognized during the same period for 1998. Revenue and income from operations increases versus a year ago were offset by the losses incurred as a result of the sale of the Company's interest in General Photonics, a decrease in non-recurring income recorded in 1998 from the settlement of the multi-year Corning supply contract and the increase of interest expense in 1999 associated with servicing the Company's debt. For the six months ended June 30, 1999 SpecTran incurred a net loss of $389 thousand or $.06 per diluted share, compared to a net loss of $518 thousand or $.07 per share for the first half of 1998.

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                  SIX MONTHS ENDED              THREE MONTHS ENDED JUNE 30,
                                                                      JUNE 30,
                                                               1999              1998             1999               1998
                                                               ----              ----             ----               ----

Net Sales                                                       100.0  %       100.0 %             100.0  %         100.0 %
Cost of Sales                                                    73.4           75.6                73.0            84.4
                                                          -----------      ---------         -----------      ----------
   Gross Profit                                                  26.6           24.4                27.0            15.6
Selling and Administrative Expenses                              15.7           21.2                16.2            21.5
Research and Development Cost                                     3.3            8.2                 3.0             8.6
                                                          -----------      ---------         -----------      ----------
   Income (Loss) from Operations                                  7.6           (5.0)                7.8           (14.5)
Other Income (Expense), net                                      (3.1)           4.0                (2.6)            2.6
                                                          ------------     ---------         ------------     ----------
   Income (Loss) from Operations
      before Income Taxes and Joint Venture                       4.5           (1.0)                5.2           (11.9)
Income Tax Expense                                                1.8           (0.4)                2.0            (4.7)
                                                          -----------      ----------        -----------      -----------
Net (Loss) Before Joint Venture                                   2.7           (0.6)                3.2            (7.2)
Net (Loss) from Equity in Joint Venture                          (0.5)          (1.1)                 --            (1.3)
Net (Loss) from sale of Joint Venture                            (3.1)            --                (6.0)             --
                                                          ------------     ---------         ------------     ----------
Net Income                                                        (0.9)%         (1.7)%              (2.8)%          (8.5)%
                                                          ==============   ============      ==============      ==========

Net Sales

         Net sales of $22.6 million and $43.0 million for the three months ended and six months ended June 30, 1999 were $6.2 million or 38% and $11.5 million or 36% higher than comparable periods of 1998. Sales volume increased at both SpecTran Specialty and SpecTran Communication as compared to last year by 45% and 33% respectively, for the first half ending June 30, 1999. SpecTran Communication's sales in 1999 were favorably affected by the additional capacity added during 1998. Optical fiber price erosion has slowed during the first half of 1999, but some additional deterioration is possible during the second half of the year. SpecTran Specialty continued to benefit from a strong demand during the first half of 1999.

Gross Profit

         Gross profit of $6.1 million and $11.4 million for the three months and six months ended June 30, 1999 was $3.5 million or 139% and $3.8 million or 49% greater than comparable periods in 1998. As a percentage of net sales the gross profit increased to 27% from 16% for the quarter and to 27% from 24% for the year, as compared to 1998 results.

         Second quarter 1999 margins increased over the same 1998 period primarily due to one-time charges, including inventory write-downs, during the second quarter 1998 coupled with productivity and management improvements implemented in late 1998 at SpecTran Specialty. Margins for the second quarter and year as compared to the same periods last year continue to be affected by pricing pressure for standard communication fiber products.

Selling and Administration

         Selling and administration expenses were essentially flat on a quarter and six-month comparative basis with 1998 at $3.7 million and $6.7 million respectively. As a percentage of sales, selling and administration expenses in 1999 decreased to 16% for both the three months and six months periods compared with 21% for the same periods a year ago.

Research and Development

         Research and development costs for the three months and six months periods ended June 30, 1999 decreased from the same period a year ago by $737 thousand or 52% and $1.2 million or 45% respectively. This decrease is attributable to the realignment of expenses to cost of sales from research and development as a result of 1999 restructuring at SpecTran Specialty coupled with higher levels of research and development resources deployed during 1998 in bringing the HVD production process on line. The Company is continuing its initiative to improve manufacturing productivity and product performance in both multimode and single mode product lines, while developing new performance fiber products and alternative process technologies.

Other Income (Expense), net

         Other income (expense), net was lower, by approximately $1.0 million and $2.6 million for the three months and six months ended June 30, 1999 as compared with the same periods for 1998. This was attributable to the absence of approximately $900 thousand and $1.8 million, respectively, of other income from the Company's 1998 settlement of a multi year supply contract with Corning, which is non-recurring for 1999. The remainder of the differences within other, net for the three month and six month comparison are attributable to a series of miscellaneous adjustments including loss on sale of fixed assets, loan fees and an adjustment for the fair market value of the supplemental retirement programs. Additionally, the Company's interest expense increased $387 thousand or 110% and $999 thousand or 210% for the three months and six months ended 1999 as compared with the same periods for 1998. The Company's interest expense number is net of capitalized interest that is associated with the Company's expansion programs, which offsets interest expense on debt. The Company's interest expense on its long-term debt increased for the quarter and year by $52 thousand and $217 thousand, respectively. Capitalized interest decreased by $335 thousand and $782 thousand respectively. Interest income increased for the quarter by $65 thousand and decreased for the six months period by $21 thousand.

Income Taxes

         A tax provision of 39% was provided for on the Company's operations for both the three months and six months ended June 30, 1999 as compared with a tax benefit associated with the pre-tax loss for the three months and six months ended June 30, 1998.


Loss from Equity in Joint Venture

     The Company realized a loss of $235 thousand and $2 thousand for the three months and six months period ended June 30, 1999 compared with a loss of $339 thousand and $209 thousand for the same periods ended 1998. The Company sold its interest in General Photonics to BICC General Cable Industries, Inc. on June 30, 1999 and recorded a loss and tax expense of $1.3 million.

Net Income

         The net loss for the three months and six months ended June 30, 1999 was $621 thousand and $389 thousand as compared with net loss for the three months and six months ended June 30, 1998 of $1.4 million and $518 thousand. Net loss for 1999 was primarily attributable to the tax loss associated with the Company's sale of its interest in General Photonics, during the second quarter of 1999.

Liquidity and Capital Resources

         As of June 30, 1999, the Company had approximately $7.5 million of cash. Additionally, the Company has a $20.0 million revolving credit agreement with its principal bank maturing in April 2000. As of June 30, 1999 the Company had borrowed $11.0 million against the revolving credit agreement.

         The Company has a scheduled debt principal repayment of $3.2 million on December 26, 1999.

         The Company's working capital position at June 30, 1999 was $5.1 million with a current ratio of 1.18 to 1. This is principally due to the reclassification of $11.0 million revolving credit balance from long-term debt to current.

         During the first six months of 1999 the Company generated $5.4 million in positive cash flow from operating activities and borrowed $1.0 million under its revolving credit agreement. The Company invested $3.0 million in the acquisition of machinery and equipment.

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

         The Company intends to continue to finance its capital and operational needs for the remainder of the year through a combination of cash flow from operations and borrowings. The Company has been exploring various financial alternatives, including seeking additional capital or entering into strategic alliances in an attempt to reduce its debt. On July 15, 1999 the Company entered into an Agreement to Merger with Lucent Technologies, Inc. which if consummated will satisfy the Company's long-term cash requirements.

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

         The Company has completed an enterprise-wide assessment of all mission critical IT Systems and Non-IT Systems to evaluate the state of its preparedness for the Year 2000. The Company has established teams by business unit to address the Year 2000 issue. The Company has completed a significant portion of the Non-IT Systems remediation in connection with the recent capacity expansion at both facilities. A significant portion of production equipment was replaced or upgraded as part of this expansion. The Company has revised its estimate for Year 2000 spending down to approximately $0.8 million from $1.0 million. This includes $222 thousand for software, which will be expensed in 1999. The plan calls for remediation to be complete on all systems critical to operate the business by July 1999, with the remediation of the remaining non-critical systems expected to be complete by the end of the third quarter. The Company estimates that it is 93% complete with its remediation efforts for the Year 2000. The costs of the project and the date the Company plans to complete Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made or are not completely timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. The Company is developing contingency plans in case its remediation efforts are unsuccessful. The Company expects to complete the contingency plans in July 1999 in conjunction with the implementation and testing of the critical business systems.

         The Company has initiated formal communications with a majority of its significant customers and suppliers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues there can be no guarantee that the systems of other companies on which the Company relies will be completed in a timely manner or that these issues would not have a material adverse effect on the Company.

Forward Looking Statements

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement also sets forth the criteria for determining whether a derivative may be specifically designated as a hedge of a particular exposure with the intent of measuring the effectiveness of the hedge in the statement of operations.

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, which amended the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating SFAS No. 133 and has not determined the impact on the Company's Financial Statements.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

     See Note 9, "Contingencies," of Notes to Consolidated Financial Statements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

2.2 Agreement of Merger, dated as of July 15, 1999, among Lucent, the Purchaser and the Company, incorporated by reference to the Company's Schedule 14D-9, dated July 21, 1999.

99.1 The Company's Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, incorporated by reference to the Company's Schedule 14D-9, dated July 21, 1999.

99.2 Chase v. Harrison, et al., C.A. No. 17312-NC, Complaint, filed in the Court of Chancery of the State of Delaware in and for New Castle County, incorporated by reference to the Company's Amendment No. 1 to Schedule 14D-9, dated August 4, 1999 and filed with the Commission on August 5, 1999.

99.3 Chase v. Harrison, et al., C.A. No. 17312-NC, Amended Class Action Complaint, filed in the Court of Chancery of the State of Delaware in and for New Castle County, incorporated by reference to the Company's Amendment No. 1 to Schedule 14D-9, dated August 4, 1999 and filed with the Commission on August 5, 1999.

99.4 Airmont Associates et al., v. SpecTran Corporation, et al., C.A. No. 17314-NC, filed in the Court of Chancery of the State of Delaware in and for New Castle County, incorporated by reference to the Company's Amendment No. 1 to Schedule 14D-9, dated August 4, 1999 and filed with the Commission on August 5, 1999.


(b)      Reports on Form 8-K

         Current Report on Form 8-K dated July 14, 1999 with Exhibit 2.1 - Agreement among BICC General Cable Industries, Inc., Applied Photonic Devices, General Photonics, LLC, SpecTran Corporation and General Cable Corporation dated June 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        SPECTRAN CORPORATION
                                                            (Registrant)


Date:    August 16, 1999                           BY:

                                                      /s/ Charles B. Harrison
                                                      Charles B. Harrison
                                                      President and
                                                      Chief Executive Officer


Date:    August 16, 1999                           BY:

                                                     /s/ George J. Roberts
                                                     George J. Roberts
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Chief Accounting Officer