Form 10-Q
period 1999-09-30
SPECTRAN CORP
filed 1999-11-16
CIK 718487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


(Mark One)
[X]                            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

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


         The number of shares of the registrant's Common Stock outstanding as of October 31, 1999, was 7,194,430.

                         PART I - FINANCIAL INFORMATION
                              SPECTRAN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      In thousands except per share amounts
                                   (unaudited)

                                                                            Nine Months Ended                 Three Months Ended
                                                                              September 30                       September 30,
                                                                             1999             1998              1999           1998
                                                                             ----             ----              ----           ----
   Net Sales                                                          $  57,635          $  50,758       $  14,668        $  19,288

   Cost of Sales                                                         43,857             37,680          12,310           13,874
                                                                         ------             ------         -------           ------



      Gross Profit                                                       13,778             13,078           2,358            5,414



   Selling and Administrative Expenses                                   10,184             10,260           3,435            3,608

   Research and Development Costs                                         2,102              3,995             678            1,414
                                                                         ------             ------         -------           ------


   Income (Loss) from Operations                                          1,492             (1,177)         (1,755)             392
                                                                         ------             ------         --------          ------


   Other Income (Expense):

        Interest Income                                                     209                181              82               34

        Interest Expense                                                 (2,219)              (938)           (743)            (462)

        Other, Net (Note 5)                                                  (5)             2,526             (46)             943
                                                                         ------             ------         -------           ------


        Other Income (Expense), net                                      (2,015)             1,769            (707)             515
                                                                         ------             ------         -------           ------


   Income (Loss) before Income Taxes and Equity in Joint Venture
                                                                           (523)               592          (2,462)             907

   Income Taxes (Benefit)                                                  (204)               231            (960)             354
                                                                         ------             ------         -------           ------

   Net Income (Loss) Before Joint Venture                                  (319)               361          (1,502)             553
                                                                         ------             ------         -------           ------

   Joint Venture:
      Loss from Equity in Joint Venture,
      less applicable taxes                                               (235)              (375)             --               (49)

      Loss on Sale of Joint Venture, including
      applicable tax expense of $947                                     (1,336)                --              --               --
                                                                         ------             ------        --------           ------

   Net Loss on Joint Venture                                            (1,571)              (375)             --               (49)
                                                                         ------             ------        --------           ------


   Net Income (Loss)                                                  $  (1,890)         $     (14)      $  (1,502)       $     504
                                                                         ======              =====         =======           ======


   Net Income (Loss) per Common Share (Note 6):

      Basic                                                          $    (0.27)       $    (0.00)      $    (0.21)      $     0.07
                                                                        =======           =======          =======          =======

      Dilutive                                                       $    (0.27)       $    (0.00)      $    (0.21)      $     0.07
                                                                         =======          =======          =======          =======

      Weighted Average Number of
        Common Shares Outstanding:

      Basic                                                               7,040             7,003            7,111            7,004
                                                                         ======            ======          =======           ======

      Dilutive                                                            7,040             7,003            7,111            7,117
                                                                         ======            ======          =======           ======

          See accompanying notes to these consolidated financial statements.

                              SPECTRAN CORPORATION
                           Consolidated Balance Sheets
                              Dollars in thousands

                                                                             September 30, 1999          December 31, 1998
                                                                             ------------------          -----------------
ASSETS
Current Assets:
     Cash and Cash Equivalents                                                  $    3,741                   $    1,690
     Trade Accounts Receivable, net                                                 11,672                       12,568
     Inventories (Note 2)                                                           12,618                        8,279
    Income Taxes Receivable                                                             --                          644
     Deferred Income Taxes                                                           1,889                        1,889
     Prepaid Expenses and Other Current Assets                                         978                        1,036
                                                                                  --------                     --------
     Total Current Assets                                                           30,898                       26,106

Investment in Joint Venture (Note 1)                                                    --                        3,239

Property, Plant and Equipment, net (Note 3)                                         66,969                       68,495

Other Assets:
     License Agreements, net                                                         3,885                        4,335
     Goodwill, net                                                                     734                          793
     Other Long-term Assets                                                          2,377                        2,451
                                                                                  --------                     --------
     Total Other Assets                                                              6,996                        7,579
                                                                                  --------                     --------
          Total Assets                                                          $  104,863                   $  105,419
                                                                                  ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current Maturities of Long-term Debt (Note 4)                               $   35,000                   $    3,200
    Current Portion of License Fees Payable                                          1,000                        1,250
     Accounts Payable                                                                4,115                        4,410
     Income Taxes Payable                                                             (250)                          --
    Accrued Defined Benefit Pension Liability                                        2,305                        1,902
    Deferred Income Taxes                                                              478                          478
     Accrued Liabilities                                                             4,476                        3,317
                                                                                  --------                     --------
     Total Current Liabilities                                                      47,124                       14,557

Long-term Portion of License Fee Payable                                             1,750                        2,750
Long-term Debt (Note 4)                                                                                          30,800

Stockholders' Equity:
     Common Stock, voting, $.10 par value; authorized
         20,000,000 shares; outstanding 7,192,430 shares and
         7,003,850 shares in 1999 and 1998, respectively                               719                          700
     Common Stock, non-voting, $.10 par value;
         authorized 250,000 shares; no shares outstanding                               --                           --
     Paid-in Capital                                                                50,800                       50,252
     Retained Earnings                                                               4,470                        6,360
                                                                                  --------                     --------
     Total Stockholders' Equity                                                     55,989                       57,312
                                                                                  --------                     --------

          Total Liabilities & Stockholders' Equity                              $  104,863                   $  105,419
                                                                                  ========                     ========

    See accompanying notes to these condensed consolidated financial statements.

                              SpecTran Corporation
                      Consolidated Statements of Cash Flows
                              Dollars in thousands
                                   (unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                          1999              1998
                                                                          ----              ----
Cash Flows from Operating Activities:
    Net Loss                                                          $  (1,890)       $     (14)
    Reconciliation of net income to net cash provided by
    operating activities:
        Depreciation and Amortization                                     6,665            4,721
        Loss on disposition of equipment                                     39              178
        Changes in valuation accounts                                      (762)           2,403
        Loss  in joint venture                                              235              375
        Loss from Sale of Joint Venture                                   1,336               --
        Change in other long-term assets                                      1             (322)
Changes in operating assets and liabilities:
        Accounts receivable                                               1,135           (3,975)
         Inventories                                                     (3,817)          (1,314)
         Prepaid expenses and other current assets                           58              665
         Income taxes payable/receivable                                   (304)          (1,084)
        Accounts payable and accrued liabilities                             18              255
                                                                        -------          -------

Net Cash Provided by Operating Activities                                 2,714            1,888
                                                                        -------          -------

Cash Flows from Investing Activities:
        Acquisition of property, plant and equipment                     (4,596)         (17,561)
        Proceeds from Sale of Joint Venture                               2,367               --
         Purchase of marketable securities                                   --           (9,652)
         Proceeds from sale/maturity of marketable securities                --           16,184
                                                                        -------          -------

Net Cash Used in Investing Activities                                    (2,229)         (11,029)
                                                                        -------          -------

Cash Flows from Financing Activities:
        Borrowings of long-term debt                                       1000           10,000
        Proceeds from exercise of stock options and warrants                566              30
                                                                        -------          -------

Net Cash Provided by Financing Activities                                 1,566           10,030
                                                                        -------          -------

Increase in Cash and Cash Equivalents                                     2,051              889
Cash and Cash Equivalents at Beginning of Period                          1,690              445
                                                                        -------          -------

Cash and Cash Equivalents at End of Period                            $   3,741        $   1,334
                                                                        =======          =======

                See accompanying notes to consolidated financial statements.

                              SPECTRAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The financial information for the three months and nine months ended September 30, 1999 and 1998, is unaudited but reflects all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for fair presentation of results for the interim periods. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results for the entire year.

         The consolidated results for the three months and nine months ended September 30, 1999 and 1998, include the accounts of SpecTran Corporation (the "Company") and its wholly-owned subsidiaries, SpecTran Communication Fiber Technologies, Inc. ("SpecTran Communication"), SpecTran Specialty Optics Company ("SpecTran Specialty"), and Applied Photonic Devices, Inc. ("APD"), which held the Company's investment in General Photonics, LLC, a 50-50 joint venture between the Company and General Cable Corporation ("General Cable"), a former subsidiary of Wassall plc. In December 1996, the Company sold certain of the assets of APD to General Cable and then contributed the remaining non-cash assets of APD to General Photonics for a 50% equity interest. The investment in General Photonics is accounted for under the equity method of accounting pursuant to which the Company records its 50% interest was General Photonics' net operating results. Prior to the formation of General Photonics, APD's results of operations, including net sales and expenses, were consolidated with those of the Company. All significant intercompany balances and transactions have been eliminated.

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

2.       INVENTORIES

         Inventories, net consisted of (in thousands):

                                                              September 30, 1999             December 31, 1998
                                                              ------------------             -----------------

          Raw Materials                                         $      2,199                     $    3,096
          Work in Process                                              4,289                          1,277
          Finished Goods                                               6,130                          3,906
                                                                      ------                         ------

                                                                $    12,618                     $    8,279
                                                                     =======                         ======

3.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of (in thousands):

                                                                       September 30, 1999          December 31, 1998
                                                                       ------------------          -----------------

   Land and Land Improvements                                           $       978                $       978
   Buildings and Improvements                                                24,973                     24,909
   Machinery and Equipment                                                   66,560                     48,983
   Construction in Progress                                                   2,657                     16,220
                                                                             ------                     ------
                                                                             95,168                     91,090
   Less Accumulated Depreciation and Amortization                            28,199                     22,595
                                                                             ------                     ------
                                                                        $    66,969                $    68,495
                                                                             ======                     ======

4.       DEBT

Long-term debt consisted of (in thousands):

                                                                  September 30, 1999       December 31, 1998
                                                                  ------------------       -----------------
Revolving Credit Loan Facility at the Lower of
    Prime or LIBOR plus 1.5%                                          $   11,000              $  10,000
Series A Senior Secured Notes at 9.24% Interest                           16,000                 16,000
Series B Senior Secured Notes at 9.39% Interest                            8,000                  8,000
                                                                          ------                 ------
     Subtotal                                                             35,000                 34,000
Less Current Portion                                                      35,000                  3,200
                                                                          ------                 ------
      Total Long-term debt Less Current Portion                       $        0              $  30,800
                                                                          ======                 ======

         In December 1996, the Company sold to a limited number of selected institutional investors an aggregate principal amount of $24.0 million of senior secured notes consisting of $16.0 million of 9.24% interest Series A Senior Secured Notes due December 26, 2003, and $8.0 million of 9.39% interest Series B Senior Secured Notes due December 26, 2004. The Company also has a $20.0 million revolving credit agreement with its principal bank, maturing in April 2000. As of June 30, 1999, the Company had borrowed $11.0 million against the revolving agreement. This was reclassified to current portion of long-term debt as of April 1, 1999. On August 31, 1999 Seattle Acquisition Inc., a wholly owned subsidiary of Lucent Technologies Inc., purchased 60.9% of the outstanding Common Stock of the Company (approximately 53.3% on a fully diluted basis) pursuant to a tender offer that began on July 21, 1999. This transaction constitutes a "Change of Control" as defined in the Note Purchase Agreement. Pursuant to the Note Purchase Agreement, the Company offered to repay the senior secured notes within 20 business days. On October 7, 1999 the senior secured notes of $24,000,000 and on November 5, 1999 the outstanding balance of $11,000,000 on the revolving agreement with the Company's principal were paid off by Lucent Technologies on behalf of the Company. These notes have been replaced with notes from the Company to Lucent at the same interest rates due on December 2, 1999.
                                       6

5.  CORNING SETTLEMENT

     On March 13, 1998 the Company and Corning Incorporated announced a settlement of Corning's obligations to purchase multimode fiber from the Company under a multiyear supply contract that the companies entered into on January 1, 1996. Corning terminated its purchases of multimode optical fiber from the Company in exchange for a series of cash payments to the Company in 1998 totaling $4.056 million. For the three and nine month periods ended September 30, 1998 the Company recognized income on the settlement of approximately $900 thousand and $2.7 million , respectively.

6.       COMPUTATION OF INCOME (LOSS) PER COMMON SHARE

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

         Under SFAS 128, primary earnings per common share has been replaced with basic earnings per common share. The basic earnings per share computation is based on the earnings applicable to common stock divided by the weighted average number of shares of common stock outstanding at nine and three months ended September 30, 1999 and 1998.

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

(dollars and shares in thousands)

                                                                 Nine Months Ended                       Three Months Ended
                                                                   September 30,                           September 30,
                                                              1999                1998                1999              1998
                                                              ----                ----                ----              ----
Income (Loss) per common share-basic
   Income (Loss) applicable to common stock                $  (1,890)           $   (14)            $(1,502)           $   504
                                                              ======              =====              ======              =====

   Weighted average shares outstanding                         7,040              7,003               7,111              7,004
                                                              ======              =====              ======              =====

   Income (Loss) per common share-basic                    $    (.27)           $  (.00)            $  (.21)           $   .07
                                                              ======              =====              ======              =====

Income (Loss) per common share-diluted
   Income (Loss) applicable to common share                $  (1,890)           $   (14)            $(1,502)           $   504
                                                              ======              =====              ======              =====

   Weighted average shares outstanding                         7,040              7,003               7,111              7,004
                                                              ======              =====              ======              =====

    Plus shares issuable on:
        Exercise of dilutive options                              --                 --                 --                  13
                                                              ------              -----              -----               -----

    Weighted average shares outstanding
         assuming conversion
         Basic                                                 7,040              7,003               7,111              7,117
                                                               =====              =====              ======              =====

         Diluted                                               7,040              7,003               7,111              7,117
                                                               =====              =====              ======              =====

   Income (Loss) per common share-diluted
         Basic                                              $   (.27)           $  (.00)            $  (.21)           $   .07
                                                               =====              =====             =======              =====

         Diluted                                            $   (.27)           $  (.00)            $  (.21)           $   .07
                                                               =====             ======             =======              =====

        Options to purchase 1,035,000 and 692,000 shares of common stock were outstanding at the nine month period ending September 30, 1999 and 1998 respectively, but were not included in the computation of diluted loss per share because the effect of including such options would be anti-dilutive.
                                       7
7.       BUSINESS SEGMENTS

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

         The Company conducts its operations through two business segments - Optical Fiber and Specialty Products. A third segment, Cable, was sold in December 1996 in conjunction with the formation of General Photonics. SpecTran retained a 50% equity interest in General Photonics through the first half of the year and sold its interest on June 30, 1999. SpecTran's share of General Photonics income (loss) for 1998 and 1999 is reported on the equity method.

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

         Summarized financial information by business segment for the three and nine months ended September 30 is as follows (in thousands):

                                                                     REVENUES
                                                    Nine Months ended September 30,    Three Months Ended September 30,

                                                      1999            1998                 1999            1998
                                                      ----            ----                 ----            ----
                 Optical Fiber (see A)              $38,177         $36,449            $ 8,744           $14,288
                 Specialty Products                  19,458          14,309              5,924             5,000
                                                    -------          ------             ------            ------
                                                    $57,635         $50,758            $14,668           $19,288
                                                    =======          ======             ======            ======



                                                          INCOME (LOSS) FROM OPERATIONS

                                                         1999                 1998                 1999                 1998
                                                         ----                 ----                 ----                 ----
                  Optical Fiber                       $    2,548          $   4,409             $  (1,038)          $    2,879
                  Specialty Products                       4,615             (1,853)                1,861               (1,050)
                  Corporate                               (5,671)            (3,733)               (2,578)              (1,437)
                                                          ------             ------                -------             -------
                                                      $    1,492          $  (1,177)            $  (1,755)          $      392
                                                         =======             ======                ======              =======


                                                         ASSETS

                                                        September 30,      December 31,
                                                              1999            1998
                  Optical Fiber                          $   73,772        $   72,447
                  Specialty Products                         19,675            19,953
                  Cable (Investment in JV)                       --             3,458
                  Corporate                                  11,416             9,561
                                                            -------           -------
                                                          $ 104,863        $  105,419
                                                            =======           =======

     A) Due to a change in accounting treatment of certain fiber sales, sales and cost of sales for the third quarter and September year to date 1998 were reduced by $775,000 and $1,564,000 respectively. This change had no effect on previously reported net income or earnings per share. These changes related to an agreement to supply Lucent with all of a certain product produced by the Company with a provision permitting Lucent to require the Company to purchase that same product should Lucent not be able to use all of that product. During the first three quarters of 1998, the Company purchased that product back from Lucent and sold it to another customer. During these three quarters, the Company had booked as sales the sale both to Lucent and the second customer and had booked as costs both the costs of producing the product and the cost of purchasing the product back from Lucent. In reviewing this treatment at year end, it was determined that better accounting treatment would be to account for this as one sale to the second customer with a concomitant cost of sale. As a result, sales and costs of sales for the first three quarters were reduced as mentioned above which did not affect net income, gross margin or earnings per share. This agreement did not extend beyond 1999.

8.       ACQUISITION OF THE COMPANY BY LUCENT

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

         In  addition,  attached  to  the  Schedule  14D-9  as  Annex  A is  the
Information Statement of the Company (the "Information Statement") which describes, among other things, certain contracts, agreements, arrangements or understandings known to the Company between the Company or its affiliates and
(i) certain of the Company's executive officers, directors or affiliates or (ii) certain of Parent's executive officers, directors or affiliates. The Information Statement was furnished to the Company's stockholders in connection with the Purchaser's right (after consummation of the Offer) to designate persons to be appointed to the Board of Directors of the Company other than at a meeting of the stockholders of the Company. The Information Statement is hereby incorporated by reference herein

         The Board of Directors of SpecTran has unanimously approved the Offer and the Merger and determined that the terms of the Offer and the Merger are fair to, and in the best interests of the stockholders of SpecTran and unanimously recommends that the stockholders of SpecTran accept the Offer and tender their Shares to the Purchaser pursuant to the terms of the Offer.

         As of August 4, 1999, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the purchase of the Shares pursuant to the Offer had expired.

         On September 1, 1999 Lucent announced that the Offer expired at midnight on August 31, 1999, and that Lucent had accepted tendered Shares representing about 60.9% of the outstanding Shares (approximately 53.3% on a fully diluted basis), thereby meeting the minimum condition for the Offer that at least 50% of the Shares on a fully diluted basis be tendered.

9.       SUBSEQUENT EVENTS

         In October 1999, Lucent agreed to purchase and the Company agreed to supply 1 million kilometers of depressed clad single-mode optical fiber from the Company in FY 2000. Lucent granted the Company a royalty free technology license for the fiber quantities to be delivered to Lucent. In order to provide the people and production assets necessary to deliver this size order coupled with issues concerning yield, process uncertainties and substantial additional costs involved in the HVD process, the Company has suspended further work on the HVD process at this time pending further evaluation.

10.      CONTINGENCIES

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

         After the announcement of the Agreement of Merger by the Company and Lucent on July 15, 1999, two putative class action suits relating to the Merger were filed in the Court of Chancery for the state of Delaware: Chase v. Harrison et al., C.A. No.17312-NC and Airmont Associates et al., v. SpecTran Corporation, et. al., C.A. No. 17314-NC.

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

         Concurrent with the filing of the Amended Complaint, the plaintiff in Chase v. Harrison, et al. petitioned the Delaware Chancery Court for expedited discovery and the scheduling of a hearing on a preliminary injunction. A telephone conference call was held by the Delaware Chancery Court on July 30, 1999, at which time the court declined to permit expedited discovery and declined to schedule a hearing on a preliminary injunction. Instead, the court scheduled a hearing on August 13, 1999 to hear arguments as to whether an order temporarily restraining consummation of the Merger should be issued. This scheduled hearing was subsequently canceled when, by letter dated August 2, 1999, plaintiff's counsel withdrew plaintiff's application for a temporary restraining order.
                                       11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Three and Nine Months Ended September 30, 1999 Compared to Three and Nine Months Ended September 30, 1998

         Third quarter revenues were $14.7 million down 24% from revenues of $19.3 million for the same period last year. Operating loss was $(1.8) million, down from an operating income of $0.4 million incurred during the same quarter ended in 1998. These decreases in both revenue and operating income were due primarily to a significant reduction in orders for communication fiber in the third quarter related, at least in part, to certain customers reluctance to purchase in light of the Company's anticipated merger with Lucent. Operating income was also negatively impacted by recurring yield issues associated with bringing the single mode HVD process into production after the early July one week plant shutdown.

         Net income (loss), before Joint Venture, for the third quarter and nine months ended September 30, 1999 were $(1.5) million and $(0.3) million respectively. Both 1999 periods were down from income of $0.6 million and $0.3 million for the same periods a year ago. The loss incurred from the Joint Venture for the nine month period ended September 30, 1999 was $1.6 million, and was primarily attributable to the loss and associated tax expense incurred from the sale of the Company's Joint Venture with General Cable, General Photonics, which occurred in the second quarter. The Company's overall net loss for the quarter was $1.5 million or $.21 per share, compared with a net income of $0.5 million or $.07 per share for the same period last year.

         Revenues for the first nine months of 1999 were $57.6 million, up 14% from $50.8 million recognized during the same period for 1998. Revenue and net income (loss) from operations versus a year ago reflects the losses incurred as a result of the sale of the Company's interest in General Photonics, a decrease in non-recurring income recorded in 1998 from the settlement in the multi-year Corning supply contract and the increase of interest expense in 1999 associated with servicing the Company's debt. For the nine months ended September 30, 1999 SpecTran incurred a net loss of $1.9 million or $.27 per share, compared to a net loss of $14,000 or $.00 per share for the first nine months of 1998.

Results of Operations

       The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                     Nine Months Ended September 30,   Three Months Ended September 30,
                                                     --------------------------------- ----------------------------------

                                                          1999             1998              1999             1998
                                                          ----             ----              ----             ----
Net Sales                                                 100.0%           100.0%            100.0%            100.0%
Cost of Sales                                              76.1             74.2              83.9              71.9
                                                         ------           ------           -------           -------
   Gross Profit                                            23.9             25.8              16.1              28.1
Selling and Administrative Expenses                        17.7             20.2              23.4              18.7
Research and Development Costs                              3.6              7.9               4.7               7.4
                                                         ------           ------           -------           -------
   Income (Loss) from Operations                            2.6             (2.3)            (12.0)              2.0
Other Income (Expense), net                                (3.5)             3.5              (4.8)              2.7
                                                         ------           ------           -------           -------
   Income (Loss) from Operations  before Income
     Taxes and Joint Venture                               (0.9)             1.2             (16.8)              4.7
Income Taxes (Benefits)                                    (0.3)             0.5              (6.6)              1.8
                                                         ------           ------           -------           -------
   Income (Loss) before Joint Venture                      (0.6)             0.7             (10.2)              2.9
Net Loss on Joint Venture                                  (0.3)            (0.7)              0.0              (0.3)
                                                         ------           -------          -------           -------
 Net Income (Loss)                                         (0.3%)            0.0%            (10.2%)             2.6%
                                                         =======          =======          ========          ========

Net Sales

         Net sales of $14.7 million and $57.6 million for the three months and nine months ended September 30, 1999, was lower by $4.6 million, or 24% and higher by $6.9 million, or 14% compared to the respective periods of September 30, 1998. Although third quarter revenues decreased at SpecTran Communication due to a significant decline in orders for communications fiber related, at least in part, to certain customers reluctance to purchase in light of the Company's anticipated merger with Lucent, results for the nine months ended September 30, 1999 still exceeded 1998 year-to-date volume because of a slowing of price erosion coupled with increased capacity availability due to production capacity expansion. SpecTran Specialty continued to benefit from strong market demand.

Gross Profit

         Gross profit of $2.4 million and $13.8 million for the three months and nine months ended September 30, 1999 was lower by $3.1 million, or 56% and higher by $700,000 or 5% compared to their respective periods in 1998. As a percentage of net sales the gross profit decreased to 16% from 28% for the quarter and to 24% from 26% for the nine months as compared to 1998 results.

         The third quarter 1999 margin decrease compared to the same 1998 period is primarily due to lower cost absorption related to the lower volume coupled with the negative impact of recurring yield issues associated with bringing the single mode HVD process into production after the early July one week plant shutdown.

Selling and Administration

         Selling and administration expenses were lower by $173,000 for the quarter and essentially flat for the nine months as compared to prior year results. As a percentage of net sales, selling and administrative expenses increased to 23% from 19% for the quarter and decreased to 18% from 20% for the nine months as compared to the same periods a year ago.

Research and Development

         Research and development costs for the three and nine month periods ended September 30, 1999 decreased from the same period a year ago by $736,000 or 52% and $1.9 million or 47%, respectively. Higher levels of research and development resources were deployed during 1998 in bringing the HVD production process on-line, which are costs not recurring in 1999. This decrease is also attributable to the realignment of normal production support engineering expenses to cost of sales from research and development. As products progress beyond the research and development stage into commercial manufacture, expenses that previously were categorized as research and development costs are reclassified as production support and become part of costs of goods sold. The impact on operating margins was an initial decrease in operating margins at SpecTran Specialty of 8 percentage points, which operating margins should return to prior levels as more of these new products are sold. The Company is continuing its initiative to improve manufacturing productivity and products performance in both multimode and single-mode product lines while developing new performance fiber products and alternative process technologies.

Other Income (Expense), Net

     Other Income (Expense), Net was lower by $1.2 million and $3.8 million for the three and nine months ended September 30, 1999 as compared to the same periods for 1998. This was attributable to the absence of approximately $0.9 million and $2.7 million, respectively, of other income from the Company's 1998 settlement of a multi-year supply contract with Corning, which is non-recurring for 1999. These payments were recognized by the Company as Other Income and recorded during the periods in which the payments were received. This settlement adversely affected Net Sales, but recorded Other Income, which offset in part, some of the ongoing fixed cost associated with the initial agreement. The remainder of the differences within Other, Net are attributable to a series of miscellaneous adjustments including a loss on the sale of fixed assets, loan fees and an adjustment for the fair market value of the supplemental retirement programs. Additionally, the Company's Interest Expense increased $281,000 or 61% and $1.3 million or 136% for the three and nine months ended September 1999 as compared with the same periods for 1998. The Company's Interest Expense is net of capitalized interest that is associated with the Company's expansion programs which offsets interest expense on debt. The Company's Interest Expense on its long-term debt decreased for the quarter by $32,000 and increased for the year by $185,000. Capitalized interest decreased by $314,000 and $1.1 million, respectively. Interest income increased for the quarter by $48,000 and $28,000 for the nine months period.

Income Taxes

     A tax benefit of 39.0% was provided for on the Company's operations for the three months and nine months ended September 1999.

(Loss) From Equity in Joint Venture

     The Company realized losses of $235,000 the nine months ended September 30, 1999. This compares with a loss of $49,000 and $375,000 for the three and nine months ended September 30, 1998.

Net Income

         The net loss for the three months and nine months ended September 30, 1999 was $1.5 million and $1.9 million, respectively as compared with a profit of $504,000 and a loss of $14,000 for the same periods of 1998. The net loss for 1999 was primarily attributable to the tax loss associated with the Company's sale of its interest in General Photonics during the second quarter of 1999. The three months and nine months ended September 30, 1999 was also impacted by a significant reduction in orders for communication fiber coupled with the negative impact related to the recurring yield issues associated with bringing the single mode HVD process into production after the early July one week plant shutdown.

Liquidity and Capital Resources

         As of September 30, 1999 the Company had approximately $3.7 million in cash and cash equivalents.

         The Company's working capital position at September 30, 1999 was $(16.2) million with a current ratio of .66 to 1. This is principally due to the reclassification of $11.0 million revolving credit balance and $20.8 million of notes from long-term debt to current.

         During the first nine months of 1999 the Company generated $2.7 million in positive cash flow from operating activities and borrowed $1.0 million under its revolving credit agreement. The Company invested $4.6 million in the acquisition of machinery and equipment.

         The Company's completed capacity expansion at SpecTran Specialty increased its capacity by more than 50% permitting an increase in sales at SpecTran Specialty that, together with the productivity and management improvements, are expected to improve gross margins. The Company's capacity expansion at SpecTran Communication is not yet fully operational. Its impact on future operating results, when it is fully operational, will depend upon, among other things, the demand for the Company's standard communication fibers and the price customers are willing to pay for them.

         In October 1999, Lucent agreed to purchase and the Company agreed to supply 1 million kilometers of depressed clad single-mode optical fiber from the Company in FY 2000. Lucent granted the Company a royalty free technology license for the fiber quantities to be delivered to Lucent. In order to provide the people and production assets necessary to deliver this size order coupled with issues concerning yield, process uncertainties and substantial additional costs involved in the HVD process, the Company has suspended further work on the HVD process at this time pending further evaluation.

         The Company intends to continue to finance its capital and operational needs for the remainder of the year through a combination of cash flow from operations and borrowings from Lucent. On July 15, 1999 the Company entered into an Agreement to Merger with Lucent Technologies, Inc. which if consummated will satisfy the Company's long-term cash requirements.

         The company had a $20.0 million revolving credit agreement with it principal bank. As of the third quarter of 1999, the company had borrowed $11.0 million against that revolving credit agreement. The interest rate on this credit agreement was at Libor plus 150 basis points. The $11.0 million was essentially broken into three, 90 day increments, with one 90 day increment renewing every month. The average rate for the $11.0 million was approximately 6.8%.

         The remaining debt of $24.0 million was segregated as follows:
                 $16.0 million          Series A Senior Secured Notes      9.24%
                   8.0 million          Series B Senior Secured Notes      9.39%

         On August 31, 1999 Seattle Acquisition Inc., a wholly owned subsidiary of Lucent Technologies Inc., purchased 60.9% of the outstanding Common Stock of the Company (approximately 53.3% on a fully diluted basis) pursuant to a tender offer that began on July 21, 1999. This transaction constitutes a "Change of Control" as defined in the Note Purchase Agreement. Pursuant to the Note Purchase Agreement, SpecTran offered to repay the senior secured notes within 20 business days. On October 7, 1999 the senior secured notes of $24,000,000 and on November 5, 1999 the outstanding balance of $11,000,000 on the revolving agreement with the Company's principal were paid off by Lucent Technologies in behalf of SpecTran. The former notes have been subsequently replaced with SpecTran/Lucent notes with the same interest rates and due on December 2, 1999.

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

         The Company has completed an enterprise-wide assessment of all mission critical IT Systems and Non-IT Systems to evaluate the state of its preparedness for the Year 2000. The Company has established teams by business unit to address the Year 2000 issue. The Company believes that it has effectively completed its remediation efforts for the Year 2000, with the exception of one piece of production equipment, which the Company believes will be remediated before the end of this year. A significant portion of production equipment was replaced or upgraded as part of the recent capacity expansion at both facilities and such replacements and upgrades are Year 2000 compliant. The Company has revised its estimate for Year 2000 spending down to approximately $400,000 from $800,000. This includes $275,000 for software, which will be expensed in 1999. The costs of the project and the date the Company plans to complete Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The Company has completed development of contingency plans in case its remediation efforts are unsuccessful. The contingency planning was performed in conjunction with the implementation and testing of the critical business systems.

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

Other Events

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

         In  addition,  attached  to  the  Schedule  14D-9  as  Annex  A is  the
Information Statement of the Company (the "Information Statement") which describes, among other things, certain contracts, agreements, arrangements or understandings known to the Company between the Company or its affiliates and
(i) certain of the Company's executive officers, directors or affiliates or (ii) certain of Parent's executive officers, directors or affiliates. The Information Statement was furnished to the Company's stockholders in connection with the Purchaser's right (after consummation of the Offer) to designate persons to be appointed to the Board of Directors of the Company other than at a meeting of the stockholders of the Company. The Information Statement is hereby incorporated by reference herein

         The Board of Directors of SpecTran has unanimously approved the Offer and the Merger and determined that the terms of the Offer and the Merger are fair to, and in the best interests of the stockholders of SpecTran and unanimously recommends that the stockholders of SpecTran accept the Offer and tender their Shares to the Purchaser pursuant to the terms of the Offer.

         As of August 4, 1999, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the purchase of the Shares pursuant to the Offer had expired.

         On September 1, 1999 Lucent announced that the Offer expired at midnight on August 31, 1999, and that Lucent had accepted tendered Shares representing about 60.9% of the outstanding Shares (approximately 53.3% on a fully diluted basis), thereby meeting the minimum condition for the Offer that at least 50% of the Shares on a fully diluted basis be tendered.

Subsequent Events

         In October 1999, Lucent agreed to purchase and the Company agreed to supply 1 million kilometers of depressed clad single-mode optical fiber from the Company in FY 2000. Lucent granted the Company a royalty free technology license for the fiber quantities to be delivered to Lucent. In order to provide the people and production assets necessary to deliver this size order coupled with issues concerning yield, process uncertainties and substantial additional costs involved in the HVD process, the Company has suspended further work on the HVD process at this time pending further evaluation.

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     See  Note  10,   "Contingencies,"   of  Notes  to  Consolidated   Financial
Statements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  None.

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

                                                           SPECTRAN CORPORATION
                                                                   (Registrant)

Date:    November 15, 1999                  BY:  /s/ Charles B. Harrison
                                            ------------------------------------
                                            Charles B. Harrison
                                            President,
                                            Chief Executive Officer
                                            (Acting Principal Financial Officer)




Date:    November 15, 1999                   BY:  /s/ George J. Roberts
                                             -----------------------------------
                                             George J. Roberts
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Chief Accounting Officer