Form 10-Q/A
period 1999-09-30
SPECTRAN CORP
filed 1999-11-26
CIK 718487

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          AMENDMENT NO. 1 TO FORM 10-Q
                                       ON
                                  FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

                                       OR
[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from _____________________ to ____________________


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


     The number of shares of the registrant's Common Stock outstanding as of November 18, 1999, was 7,196,930.

                        PART I -- FINANCIAL INFORMATION

                              SPECTRAN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                      NINE MONTHS ENDED     THREE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Net Sales...........................................  $57,635    $50,758    $14,668    $19,288
Cost of Sales.......................................   43,857     37,680     12,310     13,874
                                                      -------    -------    -------    -------
  Gross Profit......................................   13,778     13,078      2,358      5,414
Selling and Administrative Expenses.................   10,184     10,260      3,435      3,608
Research and Development Costs......................    2,102      3,995        678      1,414
                                                      -------    -------    -------    -------
Income (Loss) from Operations.......................    1,492     (1,177)    (1,755)       392
                                                      -------    -------    -------    -------
Other Income (Expense):
  Interest Income...................................      209        181         82         34
  Interest Expense..................................   (2,219)      (938)      (743)      (462)
  Other, Net (Note 8)...............................   (1,005)     2,526     (1,046)       943
                                                      -------    -------    -------    -------
  Other Income (Expense), net.......................   (3,015)     1,769     (1,707)       515
                                                      -------    -------    -------    -------
Income (Loss) before Income Taxes and Equity in
  Joint Venture.....................................   (1,523)       592     (3,462)       907
Income Taxes (Benefit)..............................     (204)       231       (960)       354
                                                      -------    -------    -------    -------
Net Income (Loss) Before Joint Venture..............   (1,319)       361     (2,502)       553
                                                      -------    -------    -------    -------
Joint Venture:
  Loss from Equity in Joint Venture, less applicable
     taxes..........................................     (235)      (375)        --        (49)
  Loss on Sale of Joint Venture, including
     applicable tax expense of $947.................   (1,336)        --         --         --
                                                      -------    -------    -------    -------
Net Loss on Joint Venture...........................   (1,571)      (375)        --        (49)
                                                      -------    -------    -------    -------
Net Income (Loss)...................................  $(2,890)   $   (14)   $(2,502)   $   504
                                                      =======    =======    =======    =======
Net Income (Loss) per Common Share (Note 6):
  Basic.............................................  $ (0.41)   $ (0.00)   $ (0.35)   $  0.07
                                                      =======    =======    =======    =======
  Dilutive..........................................  $ (0.41)   $ (0.00)   $ (0.35)   $  0.07
                                                      =======    =======    =======    =======
Weighted Average Number of Common Shares
  Outstanding:
  Basic.............................................    7,040      7,003      7,111      7,004
                                                      =======    =======    =======    =======
  Dilutive..........................................    7,040      7,003      7,111      7,117
                                                      =======    =======    =======    =======

  See accompanying notes to these condensed consolidated financial statements.

                              SPECTRAN CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                              DOLLARS IN THOUSANDS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
ASSETS
Current Assets:

  Cash and Cash Equivalents.................................    $  3,741         $  1,690
  Trade Accounts Receivable, net............................      11,672           12,568
  Inventories (Note 2)......................................      12,618            8,279
  Income Taxes Receivable...................................          --              644
  Deferred Income Taxes.....................................       1,889            1,889
  Prepaid Expenses and Other Current Assets.................         728            1,036
                                                                --------         --------
  Total Current Assets......................................      30,648           26,106
Investment in Joint Venture (Note 1)........................          --            3,239
Property, Plant and Equipment, net (Note 3).................      66,969           68,495

Other Assets:
  License Agreements, net...................................       3,885            4,335
  Goodwill, net.............................................         734              793
  Other Long-term Assets....................................       2,377            2,451
                                                                --------         --------
  Total Other Assets........................................       6,996            7,579
                                                                --------         --------
          Total Assets......................................    $104,613         $105,419
                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Current Maturities of Long-term Debt (Note 4).............    $ 35,000         $  3,200
  Current Portion of License Fees Payable...................       1,000            1,250
  Accounts Payable..........................................       4,115            4,410
  Income Taxes Payable......................................        (250)              --
  Accrued Defined Benefit Pension Liability.................       2,305            1,902
  Deferred Income Taxes.....................................         478              478
  Accrued Liabilities.......................................       5,226            3,317
                                                                --------         --------
  Total Current Liabilities.................................      47,874           14,557
Long-term Portion of License Fee Payable....................       1,750            2,750
Long-term Debt (Note 4).....................................          --           30,800

Stockholders' Equity:
  Common Stock, voting, $.10 par value; authorized
     20,000,000 shares; outstanding 7,192,430 shares and
     7,003,850 shares in 1999 and 1998, respectively........         719              700
  Common Stock, non-voting, $.10 par value; authorized
     250,000 shares;
     no shares outstanding..................................          --               --
  Paid-in Capital...........................................      50,800           50,252
  Retained Earnings.........................................       3,470            6,360
                                                                --------         --------
  Total Stockholders' Equity................................      54,989           57,312
                                                                --------         --------
          Total Liabilities & Stockholders' Equity..........    $104,613         $105,419
                                                                ========         ========

  See accompanying notes to these condensed consolidated financial statements.

                              SPECTRAN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              DOLLARS IN THOUSANDS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
Cash Flows from Operating Activities:
Net Loss....................................................  $(2,890)   $    (14)
  Reconciliation of net income to net cash provided by
     operating activities:
     Depreciation and Amortization..........................    6,665       4,721
     Loss on disposition of equipment.......................       39         178
     Changes in valuation accounts..........................     (762)      2,403
     Loss in joint venture..................................      235         375
     Loss from Sale of Joint Venture........................    1,336          --
     Change in other long-term assets.......................        1        (322)
Changes in operating assets and liabilities:
     Accounts receivable....................................    1,135      (3,975)
     Inventories............................................   (3,817)     (1,314)
     Prepaid expenses and other current assets..............      308         665
     Income taxes payable/receivable........................     (304)     (1,084)
     Accounts payable and accrued liabilities...............      768         255
                                                              -------    --------
Net Cash Provided by Operating Activities...................    2,714       1,888
                                                              -------    --------
Cash Flows from Investing Activities:
     Acquisition of property, plant and equipment...........   (4,596)    (17,561)
     Proceeds from Sale of Joint Venture....................    2,367          --
     Purchase of marketable securities......................       --      (9,652)
     Proceeds from sale/maturity of marketable securities...       --      16,184
                                                              -------    --------
Net Cash Used in Investing Activities.......................   (2,229)    (11,029)
                                                              -------    --------
Cash Flows from Financing Activities:
     Borrowings of long-term debt...........................    1,000      10,000
     Proceeds from exercise of stock options and warrants...      566          30
                                                              -------    --------
Net Cash Provided by Financing Activities...................    1,566      10,030
                                                              -------    --------
Increase in Cash and Cash Equivalents.......................    2,051         889
Cash and Cash Equivalents at Beginning of Period............    1,690         445
                                                              -------    --------
Cash and Cash Equivalents at End of Period..................  $ 3,741    $  1,334
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

2. INVENTORIES

     Inventories, net consisted of (in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1999             1998
                                                     -------------    ------------
Raw Materials......................................     $ 2,199         $ 3,096
Work in Process....................................       4,289           1,277
Finished Goods.....................................       6,130           3,906
                                                        -------         -------
                                                        $12,618         $ 8,279
                                                        =======         =======

                              SPECTRAN CORPORATION

                                  (UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of (in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1999             1998
                                                     -------------    ------------
Land and Land Improvements.........................     $   978         $   978
Buildings and Improvements.........................      24,973          24,909
Machinery and Equipment............................      66,560          48,983
Construction in Progress...........................       2,657          16,220
                                                        -------         -------
                                                         95,168          91,090
Less Accumulated Depreciation and Amortization.....      28,199          22,595
                                                        -------         -------
                                                        $66,969         $68,495
                                                        =======         =======

4. DEBT

     Long-term debt consisted of (in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1999             1998
                                                     -------------    ------------
Revolving Credit Loan Facility at the Lower of          $11,000         $10,000
  Prime or LIBOR plus 1.5%.........................
Series A Senior Secured Notes at 9.24% Interest....      16,000          16,000
Series B Senior Secured Notes at 9.39% Interest....       8,000           8,000
                                                        -------         -------
     Subtotal......................................      35,000          34,000
Less Current Portion...............................      35,000           3,200
                                                        -------         -------
     Total Long-term debt..........................     $     0         $30,800
                                                        =======         =======

     In December 1996, the Company sold to a limited number of selected institutional investors an aggregate principal amount of $24.0 million of senior secured notes consisting of $16.0 million of 9.24% interest Series A Senior Secured Notes due December 26, 2003, and $8.0 million of 9.39% interest Series B Senior Secured Notes due December 26, 2004. The Company also has a $20.0 million revolving credit agreement with its principal bank, maturing in April 2000. As of June 30, 1999, the Company had borrowed $11.0 million against the revolving agreement. This was reclassified to current portion of long-term debt as of April 1, 1999. On August 31, 1999, Acquisition, a wholly owned subsidiary of Lucent, purchased 60.9% of the outstanding Common Stock of the Company (approximately 53.3% on a fully diluted basis) pursuant to a tender offer that began on July 21, 1999. This transaction constituted a "Change of Control" as defined in the note purchase agreement with the Company's senior lenders and also constituted an event of default under the credit agreement with the Company's principal bank. On October 7, 1999 the outstanding balance on senior secured notes of $24,000,000 plus accrued interest and pre-payment penalties of $1,000,000, and on November 5, 1999 the outstanding balance of $11,000,000 on the revolving credit agreement with the Company's principal bank were paid using funds borrowed from Lucent that are due on December 2, 1999. These notes issued to Lucent are: (i) a $17,000,000 note bearing interest at a rate of 9.24% per annum; (ii) an $8,800,000 note bearing interest at a rate of 9.39% per annum; and (iii) an $11,000,000 note bearing interest rate at a rate of 10.00% per annum.

5. CORNING SETTLEMENT

     On March 13, 1998 SpecTran and Corning Incorporated announced a settlement of Corning's obligations to purchase multimode optical fiber from SpecTran under a multi-year supply contract that the companies entered into in July 1996. Corning terminated its purchases of multimode optical fiber from SpecTran in exchange for a series of cash payments to SpecTran in 1998 totaling $4.056 million. For the three month and

                              SPECTRAN CORPORATION

                                  (UNAUDITED)

nine month periods ended September 30, 1998, the Company recognized income on the settlement of approximately $900 thousand and $2.7 million, respectively.

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

                                                        NINE MONTHS ENDED    THREE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                        -----------------    -------------------
                                                         1999       1998       1999       1998
                                                        -------    ------    --------    -------
                                                           (DOLLARS AND SHARES IN THOUSANDS)
Income (Loss) per common share-basic
Income (Loss) applicable to common stock..............  $(2,890)   $  (14)   $(2,502)    $  504
                                                        =======    ======    =======     ======
  Weighted average shares outstanding.................    7,040     7,003      7,111      7,004
                                                        =======    ======    =======     ======
  Income (Loss) per common share-basic................  $  (.41)   $ (.00)   $  (.35)    $  .07
                                                        =======    ======    =======     ======
Income (Loss) per common share-diluted
  Income (Loss) applicable to common share............  $(2,890)   $  (14)   $(2,502)    $  504
                                                        =======    ======    =======     ======
  Weighted average shares outstanding.................    7,040     7,003      7,111      7,004
                                                        =======    ======    =======     ======
  Plus shares issuable on:
     Exercise of dilutive options.....................       --        --         --         13
                                                        =======    ======    =======     ======
  Weighted average shares outstanding assuming
     conversion
     Basic............................................    7,040     7,003      7,111      7,117
                                                        =======    ======    =======     ======
     Diluted..........................................    7,040     7,003      7,111      7,117
                                                        =======    ======    =======     ======
Income (Loss) per common share diluted
  Basic...............................................  $  (.41)   $ (.00)   $  (.35)    $  .07
                                                        =======    ======    =======     ======
  Diluted.............................................  $  (.41)   $ (.00)   $  (.35)    $  .07
                                                        =======    ======    =======     ======

                              SPECTRAN CORPORATION

                                  (UNAUDITED)

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

     The Company conducts its operations through two business segments -- Optical Fiber and Specialty Products. A third segment, Cable, was sold in December 1996 in conjunction with the formation of General Photonics. SpecTran retained a 50% equity interest in General Photonics through the first half of the year and sold its interest on June 30, 1999. SpecTran's share of General Photonics income (loss) for 1998 and 1999 is reported on the equity method.

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

     Summarized financial information by business segment for the three and nine months ended September 30 is as follows (in thousands):

                                    REVENUES

                                                      NINE MONTHS ENDED     THREE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Optical Fiber (see A)...............................  $38,177    $36,449    $ 8,744    $14,288
Specialty Products..................................   19,458     14,309      5,924      5,000
                                                      -------    -------    -------    -------
                                                      $57,635    $50,758    $14,668    $19,288
                                                      =======    =======    =======    =======

                         INCOME (LOSS) FROM OPERATIONS

                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Optical Fiber.......................................  $ 2,548    $ 4,409    $(1,038)   $ 2,879
Specialty Products..................................    4,615     (1,853)     1,861     (1,050)
Corporate...........................................   (5,671)    (3,733)    (2,578)    (1,437)
                                                      -------    -------    -------    -------
                                                      $ 1,492    $(1,177)   $(1,755)   $   392
                                                      =======    =======    =======    =======

                              SPECTRAN CORPORATION

                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
Optical Fiber...............................................    $ 73,772         $ 72,447
Specialty Products..........................................      19,675           19,953
Cable (Investment in JV)....................................          --            3,458
Corporate...................................................      11,116            9,561
                                                                --------         --------
                                                                $104,613         $105,419
                                                                ========         ========

---------------
A) Due to a change in accounting treatment of certain fiber sales, sales and cost of sales for the third quarter and September year to date 1998 were reduced by $775,000 and $1,564,000 respectively. This change had no affect on previously reported net income or earnings per share. These changes related to an agreement to supply Lucent with all of a certain product produced by the Company. This supply agreement contained a provision permitting Lucent to require the Company to purchase that same product back in the event Lucent was not able to use all of that product. During the first three quarters of 1998, the Company purchased that product back from Lucent and sold it to another customer. During these three quarters, the Company had booked as sales the sale both to Lucent and the second customer and had booked as costs both the costs of producing the product and the cost of purchasing the product back from Lucent. In reviewing this treatment at year end, it was determined that more appropriate accounting treatment would be to account for this as one sale to the second customer with a concomitant cost of sale. As a result sales and costs of sales for the first three quarters were reduced as mentioned above which did not affect net income, gross margin or earnings per share. This agreement did not extend beyond 1999.

8. ACQUISITION OF THE COMPANY BY LUCENT

     On July 15, 1999 the Company entered into an Agreement of Merger (the "Agreement of Merger") with Lucent Technologies Inc., a Delaware corporation ("Lucent") and its wholly-owned subsidiary Seattle Acquisition Inc., a Delaware corporation ("Purchaser"). Pursuant to the Agreement of Merger, Purchaser made a tender offer (the "Offer") disclosed in the Tender Offer Statement on Schedule 14D-1 dated July 21, 1999 (as amended or supplemented, the "Schedule 14D-1") filed with the Securities and Exchange Commission (the "Commission") by Lucent and the Purchaser to purchase all outstanding shares of the common stock, par value $.10 per share of the Company (the "Shares") at a price of $9.00 per share, net to the seller in cash, without interest thereon (the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase (the "Offer to Purchase") dated July 21, 1999, a copy of which is filed as an Exhibit to the Company's Schedule 14D-9 dated July 21, 1999 and filed with the Commission (as amended or supplemented, the "Schedule 14D-9"). The Agreement of Merger provides that, among other things, as soon as practicable after the purchase of Shares pursuant to the Offer and the satisfaction of the other conditions set forth in the Agreement of Merger and in accordance with the relevant provisions of the General Corporation Law of the State of Delaware ("Delaware Law" or the "DGCL"), the Purchaser will be merged with the Company (the "Merger"). Following consummation of the Merger, the Company will continue as the surviving corporation (the "Surviving Corporation") and will become a wholly owned subsidiary of Lucent. At the effective time of the Merger (the "Effective Time"), each Share issued and outstanding immediately prior to the Effective Time (other than Shares (i) owned or held in treasury by the Company, (ii) owned by the Purchaser or Parent, (iii) remaining outstanding held by any subsidiary of the Company or Parent or (iv) owned by stockholders who shall have demanded properly and perfected appraisal rights, if any, under Delaware Law) will be canceled and converted automatically into the right to receive the Offer Price (the "Merger Consideration"). The Agreement of Merger is summarized in
Section 12 of the Offer to Purchase. A copy of the Agreement of Merger is filed as an Exhibit to the Schedule 14D-9 and is incorporated by reference herein.

                              SPECTRAN CORPORATION

                                  (UNAUDITED)


    In addition, attached to the Schedule 14D-9 as Annex A is the Information Statement of the Company (the "Information Statement") which describes, among other things, certain contracts, agreements, arrangements or understandings known to the Company between the Company or its affiliates and (i) certain of the Company's executive officers, directors or affiliates or (ii) certain of Parent's executive officers, directors or affiliates. The Information Statement was furnished to the Company's stockholders in connection with the Purchaser's right (after consummation of the Offer) to designate persons to be appointed to the Board of Directors of the Company other than at a meeting of the stockholders of the Company. The Information Statement is incorporated by reference herein.

     The Board of Directors of the Company has unanimously approved the Offer and the Merger and determined that the terms of the Offer and the Merger are fair to, and in the best interests of the stockholders of the Company and unanimously recommends that the stockholders of the Company accept the Offer and tender their Shares to the Purchaser pursuant to the terms of the Offer.

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

     Upon successful completion of the Offer the Company recorded a $1 million advisory fee for services provided to the Company by Lazard Freres & Co. LLC.


 9. SUBSEQUENT EVENTS

     In October 1999, Lucent agreed to purchase 1 million kilometers of depressed clad single-mode optical fiber in the Company's fiscal year 2000. Lucent granted the Company a royalty free technology license to produce this fiber. In order to provide the people and production assets necessary to complete the Lucent order coupled with production and cost issues related to the HVD process, the Company has suspended further work on the HVD process pending further evaluation.

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

     After the announcement of the Agreement of Merger by the Company and Lucent on July 15, 1999, two putative class action suits relating to the Merger were filed in the Court of Chancery for the state of Delaware: Chase v. Harrison et al., C.A. No. 17312-NC and Airmont Associates et al., v. SpecTran Corporation, et al., C.A. No. 17314-NC.

                              SPECTRAN CORPORATION

                                  (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Three and Nine Months Ended September 30, 1999 Compared to Three and Nine Months Ended September 30, 1998

     Third quarter revenues were $14.7 million down 24% from revenues of $19.3 million for the same period last year. Operating loss was $(1.8) million, down from an operating income of $0.4 million in the same quarter in 1998. The decreases in revenue and operating income were due primarily to a significant reduction in orders for communications fiber in the third quarter related, at least in part, to certain customers reluctance to purchase in light of the Company's anticipated merger with Lucent. Operating income was also negatively impacted by inefficiencies in the manufacturing process associated with bringing the single mode HVD process into production after the early July one week plant shutdown.

     Net income (loss), before Joint Venture, for the quarter and nine months ended September 30, 1999 were $(2.5) million and $(1.3) million, respectively, compared to income of $0.6 million and $0.3 million for the same periods a year ago. The loss from the Joint Venture for the nine month period ended September 30, 1999 was $1.6 million, and was primarily attributable to the loss and associated tax expense incurred from the sale of the Company's Joint Venture with General Cable, General Photonics in the second quarter. The Company's overall net loss for the quarter was $2.5 million or $.35 per diluted share, compared with a net income of $0.5 million or $.07 per share for the same period last year.

     Revenues for the first nine months of 1999 were $57.6 million, up 14% from $50.8 million recognized during the same period for 1998. Revenue and net income
(loss) versus a year ago reflects the losses incurred as a result of the sale of the Company's interest in General Photonics, a decrease in non-recurring income recorded in 1998 from the settlement in the multi-year Corning supply contract, the increase of interest expense in 1999 associated with servicing the Company's debt and financial advisory fees of $1 million paid to Lazard Freres & Co. LLC in connection with the successful Offer by Lucent. For the nine months ended September 30, 1999, the Company incurred a net loss of $2.9 million or $.41 per share, compared to a net loss of $14,000 or $.00 per share for the first nine months of 1998.

     The Company's actual results for the three and nine month periods ended September 30, 1999 are substantially below the projected results provided to Lazard for the purpose of rendering its fairness opinion.

     Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                               NINE MONTHS       THREE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              1999     1998     1999     1998
                                                              -----    -----    -----    -----
Net Sales...................................................  100.0%   100.0%   100.0%   100.0%
Cost of Sales...............................................   76.1     74.5     83.9     71.9
                                                              -----    -----    -----    -----
  Gross Profit..............................................   23.9     25.5     16.1     28.1
Selling and Administrative Expenses.........................   17.7     20.2     23.4     18.7
Research and Development Costs..............................    3.6      7.9      4.7      7.4
                                                              -----    -----    -----    -----
  Income (Loss) from Operations.............................    2.6     (2.7)   (12.0)     2.0
Other Income (Expense), net.................................   (5.2)     3.5    (11.6)     2.7
                                                              -----    -----    -----    -----
  Income (Loss) from Operations before Income Taxes and
     Joint Venture..........................................   (2.6)     1.2    (23.6)     4.7
Income Tax (Benefits).......................................   (0.3)     0.5     (6.6)     1.8
                                                              -----    -----    -----    -----
  Income (Loss) before Joint Venture........................   (2.3)     0.7    (17.0)     2.9
Net Loss on Joint Venture...................................   (2.7)    (0.7)     0.0     (0.3)
                                                              -----    -----    -----    -----
  Net Income (Loss).........................................   (5.0)%    0.0%   (17.0)%    2.6%
                                                              =====    =====    =====    =====

     Net Sales

     Net sales of $14.7 million and $57.6 million for the three months and nine months ended September 30, 1999, was lower by $4.6 million, or 24%, and higher by $6.9 million, or 14%, compared to the comparable periods in 1998. Although third quarter revenues decreased at SpecTran Communication due to a significant decline in orders for communications fiber, results for the nine months ended September 30, 1999 still exceeded 1998 year-to-date results because of a slowing of price erosion coupled with increased capacity availability due to production capacity expansion. SpecTran Specialty continued to benefit from strong market demand.

     Gross Profit

     Gross profit of $2.4 million and $13.8 million for the three months and nine months ended September 30, 1999 was lower by $3.1 million, or 56%, and higher by $700,000, or 5%, compared to the respective periods in 1998. As a percentage of net sales, gross profit decreased to 16% from 28% for the quarter and to 24% from 26% for the nine months as compared to 1998 results.

     The third quarter 1999 margin decrease compared to the same period in 1998 is primarily due to higher cost per unit associated with the allocation of fixed overhead over a decreased sales volume and to recurring manufacturing inefficiencies associated with bringing the single mode HVD process into production. These inefficiencies initially occurred after a one week plant shutdown in early July.

     Selling and Administration

     Selling and administration expenses were lower by $173,000 for the quarter and essentially flat for the nine months as compared to prior year results. As a percentage of net sales, selling and administrative expenses increased to 23% from 19% for the quarter and decreased to 18% from 20% for the nine months as compared to the same periods a year ago.

     Research and Development

     Research and development costs for the three and nine month periods ended September 30, 1999 decreased from the same period a year ago by $736,000 or 52% and $1.9 million or 47%, respectively. Higher levels of research and development resources were deployed during 1998 in bringing the HVD production process on-line which are costs not recurring in 1999. This decrease is also attributable to the reclassification of normal production support engineering expenses from research and development to cost of sales. As products progress beyond the research and development stage into commercial manufacture, expenses that previously were categorized as research and development costs are reclassified as production support and become part of costs of goods sold. In addition, as a result of the introduction of new products, operating margins at SpecTran Specialty were negatively impacted by 8 percentage points. The Company believes that operating margins should improve as more of these new products of SpecTran Specialty are sold. The Company is continuing its initiative to improve manufacturing productivity and products performance in both multimode and single-mode product lines while developing new performance fiber products and alternative process technologies.

     Other Income (Expense), Net

     Other income (expense), net was lower by $2.2 million and $4.8 million for the three and nine months ended September 30, 1999 as compared to the same periods for 1998. This decline was attributable to the absence of approximately $0.9 million and $2.7 million, respectively, of payments from Corning that resulted from the 1998 settlement of the Company's contract dispute with Corning, which were classified as other income and which are non-recurring for 1999. These payments were recognized by the Company as other income and recorded during the periods in which the payments were received. The settlement adversely affected net sales, but increased other income, which increase offsets, in part, some of the fixed costs associated with the initial agreement. The remainder of the differences with other, net are attributable to a $1 million financial advisory fee paid to Lazard Freres & Co. LLC in connection with the successful Offer by Lucent and a series of miscellaneous adjustments including a loss on the sale of fixed assets, loan fees and an adjustment for the fair market value of the Company's supplemental retirement programs. Additionally, the Company's interest expense increased $281,000 or 61% and $1.3 million or 136% for the three and nine months ended September 1999 as compared with the same periods for 1998. The Company's interest expense is net of capitalized interest that is associated with the Company's expansion programs and which offsets interest expense on debt. The Company's interest expense on its long-term debt decreased for the quarter by $32,000 and increased for the nine months ended September 30, 1999 by $185,000. Capitalized interest decreased by $314,000 and $1.1 million, respectively. Interest income increased for the quarter by $48,000 and $28,000 for the nine months period.

     Income Taxes

     The Company had a loss of approximately $1,523,000 before income taxes and equity in joint venture for the nine months ended September 30, 1999.

     (Loss) From Equity in Joint Venture

     The Company realized losses of $235,000 for the nine months ended September 30, 1999 that are attributable to the operations of General Photonics. This compares with a loss of $49,000 and $375,000 for the three and nine months ended September 30, 1998.

     Net Income (Loss)

     Net loss for the three months and nine months ended September 30, 1999 was $2.5 million and $2.9 million, respectively, as compared with a profit of $504,000 and a loss of $14,000 for the same periods in 1998. The net loss for the first nine months of 1999 was primarily attributable to the tax loss associated with the Company's sale of its interest in General Photonics during the second quarter of 1999 and a $1 million financial advisory fee paid to Lazard Freres & Co. LLC in connection with the successful Offer by Lucent. The results for the three month and nine month periods were also negatively impacted by a significant reduction in orders for communication fiber coupled with manufacturing inefficiencies associated with bringing the single mode HVD process into production. These inefficiencies initially occurred after a one week plant shutdown in early July.

     Liquidity and Capital Resources

     As of September 30, 1999 the Company had approximately $3.7 million in cash and cash equivalents.

     The Company's working capital position at September 30, 1999 declined to $(17.2) million with a current ratio of .64 to 1 from $11.8 million with a current ratio of 1.8 to 1 at December 31, 1998. This is principally due to the reclassification of the $11.0 million revolving credit balance and $20.8 million of notes from long-term debt to current following a "Change of Control" of the Company as a result of the tender offer by Lucent, as more fully explained below.

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

     The Company had a $20.0 million revolving credit agreement with its principal bank. At September 30, 1999, the Company had $11.0 million outstanding under the revolving credit agreement. The interest rate on loans under the credit agreement was Libor plus 150 basis points. The $11.0 million was essentially broken into three, 90 day increments, with one 90 day increment renewing every month. At September 30, 1999, the average interest rate on the $11.0 million of loans was approximately 6.8%.

     The remaining debt of $24.0 million was as follows:

$16.0 million.........................  Series A Senior Secured Notes    9.24%
8.0 million...........................  Series B Senior Secured Notes    9.39%

     On August 31, 1999, Acquisition, a wholly owned subsidiary of Lucent, purchased 60.9% of the outstanding Common Stock of the Company (approximately 53.3% on a fully diluted basis) pursuant to a tender offer that began on July 21, 1999. This transaction constituted a "Change of Control" as defined in the note purchase agreement with the Company's senior lenders and also constituted an event of default under the credit agreement with the Company's principal bank. On October 7, 1999 the outstanding balance on the senior secured notes of $24,000,000 plus accrued interest and pre-payment penalties which aggregate $1,800,000, and on November 5, 1999 the outstanding balance of $11,000,000 on the revolving credit agreement with the Company's principal bank were paid using funds borrowed from Lucent that are due on December 2, 1999. These notes issued to Lucent are: (i) a $17,000,000 note bearing interest at a rate of 9.24% per annum; (ii) an $8,800,000 note bearing interest at a rate of 9.39% per annum; and (iii) an $11,000,000 note bearing interest at a rate of 10.00% per annum.

     The Year 2000 Issue

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's information technology systems (which the Company relies on to monitor and manage its operations, accounting, sales and administrative functions), such as computers, servers, networks, and software ("IT Systems") and other systems that use embedded microchip technology ("Non-IT Systems") that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruption of operations. Similarly, the date-sensitive IT Systems and Non-IT Systems of third party suppliers or customers with whom the Company has material relationships could experience similar malfunctions which could, in turn, have a material adverse impact of the Company.

     The Company has completed an enterprise-wide assessment of all mission critical IT Systems and Non-IT Systems to evaluate the state of its preparedness for the Year 2000. The Company has established teams by business unit to address the Year 2000 issue. The Company believes that it has effectively completed its remediation efforts for the Year 2000 issue, with the exception of one piece of production equipment, which the Company believes will be remediated before the end of this year. A significant portion of production equipment was replaced or upgraded as part of the recent capacity expansion at both facilities and such replacements and upgrades are Year 2000 ready. The Company has revised its estimate for Year 2000 spending down to approximately $400,000 from $800,000. This includes $275,000 for software, which will be expensed in 1999. The costs of the project and the date the Company plans to complete Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The Company has completed development of contingency plans in case its remediation efforts are unsuccessful. The contingency planning was performed in conjunction with the implementation and testing of the critical business systems.

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

     Other Events

     On July 15, 1999 the Company entered into an Agreement of Merger (the "Agreement of Merger") with Lucent Technologies Inc., a Delaware corporation ("Lucent") and its wholly-owned subsidiary Seattle Acquisition Inc., a Delaware corporation ("Purchaser"). Pursuant to the Agreement of Merger, Purchaser made a tender offer (the "Offer") disclosed in the Tender Offer Statement on Schedule 14D-1 dated July 21, 1999 (as amended or supplemented, the "Schedule 14D-1") filed with the Securities and Exchange Commission (the "Commission") by Lucent and the Purchaser to purchase all outstanding shares of the common stock, par value $.10 per share of the Company (the "Shares") at a price of $9.00 per share, net to the seller in cash, without interest thereon (the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase (the "Offer to Purchase") dated July 21, 1999, a copy of which is filed as an Exhibit to the Company's Schedule 14D-9 dated July 21, 1999 and filed with the Commission (as amended or supplemented, the "Schedule 14D-9"). The Agreement of Merger provides that, among other things, as soon as practicable after the purchase of Shares pursuant to the Offer and the satisfaction of the other conditions set forth in the Agreement of Merger and in accordance with the relevant provisions of the General Corporation Law of the State of Delaware ("Delaware Law" or the "DGCL"), the Purchaser will be merged with the Company (the "Merger"). Following consummation of the Merger, the Company will continue as the surviving corporation (the "Surviving Corporation") and will become a wholly owned subsidiary of Lucent. At the effective time of the Merger (the "Effective Time"), each Share issued and outstanding immediately prior to the Effective Time (other than Shares (i) owned or held in treasury by the Company, (ii) owned by the Purchaser or Parent, (iii) remaining outstanding held by any subsidiary of the Company or Parent or (iv) owned by stockholders who shall have demanded properly and perfected appraisal rights, if any, under Delaware Law) will be canceled and converted automatically into the right to receive the Offer Price (the "Merger Consideration"). The Agreement of Merger is summarized in
Section 12 of the Offer to Purchase. A copy of the Agreement of Merger is filed as an Exhibit to the Schedule 14D-9 and is incorporated by reference herein.

    In addition, attached to the Schedule 14D-9 as Annex A is the Information Statement of the Company (the "Information Statement") which describes, among other things, certain contracts, agreements, arrangements or understandings known to the Company between the Company or its affiliates and (i) certain of the Company's executive officers, directors or affiliates or (ii) certain of Parent's executive officers, directors or affiliates. The Information Statement was furnished to the Company's stockholders in connection with the Purchaser's right (after consummation of the Offer) to designate persons to be appointed to the Board of Directors of the Company other than at a meeting of the stockholders of the Company. The Information Statement is incorporated by reference herein.

     The Board of Directors of the Company has unanimously approved the Offer and the Merger and determined that the terms of the Offer and the Merger are fair to, and in the best interests of the stockholders of the Company and unanimously recommends that the stockholders of the Company accept the Offer and tender their Shares to the Purchaser pursuant to the terms of the Offer.

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

     Upon successful completion of the Offer the Company recorded a $1 million advisory fee for services provided to the Company by Lazard Freres & Co. LLC.

     Subsequent Events

     In October 1999, Lucent agreed to purchase 1 million kilometers of depressed clad single-mode optical fiber in the Company's fiscal year 2000. Lucent granted the Company a royalty free technology license to produce this fiber. In order to provide the people and production assets necessary to complete the Lucent order coupled with production and cost issues related to the HVD process, the Company has suspended further work on the HVD process pending further evaluation.

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

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SPECTRAN CORPORATION
                                             (Registrant)


Date: November 26, 1999              BY: /s/ Charles B. Harrison
                                         -------------------------------------
                                         Charles B. Harrison
                                         President,
                                         Chief Executive Officer
                                         (Acting Principal Financial Officer)


Date: November 26, 1999              BY: /s/ George J. Roberts
                                         -------------------------------------
                                         George J. Roberts
                                         Senior Vice President,
                                         Chief Financial Officer and
                                         Chief Accounting Officer