Form 10-K/A
period 1998-12-31
SPECTRAN CORP
filed 1999-12-01
CIK 718487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO. 2 TO FORM 10-K

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

For the transition period from  .................... to .....................

                         Commission file number 0-12489

                              SPECTRAN CORPORATION
    ...........................................................................
           (Exact name of the registrant as specified in its charter)

         Delaware                                           04-2729372
 .....................................                   .................
  State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization                        Identification No.)

50 Hall Road, Sturbridge, Massachusetts                       01566
 .........................................               .................
   (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code   (508) 347-2261

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange on
    Title of each class                                 which registered

         None                                            Not Applicable
    ...................                            .........................


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

b) General Photonics, LLC.

         The following is summarized financial information for the Company's joint venture.


                                           1998                     1997
                                           ----                     ----

       Currents Assets                  $ 4,600               $    7,006
       Other Assets                       4,480                    3,908
       Current Liabilities                1,853                    1,640

       Total Revenues                   $ 9,507               $   12,583
       Net Income                       $(2,047)              $     (708)

         The following pro forma statement of operations for the year ended December 31, 1996 presents the results of operations as if the Company had entered into the joint venture as of January 1, 1996 (in thousands):

Statement of Operations (unaudited)
                                                                       1996
                                                                      ------
            Sales                                                    $51,413
          Net Income                                                  $3,716
                                                                      ------
          Net income per Share of Common Stock                         $ .63
                                                                       =====

17 - Quarterly Financial Information (unaudited)
In thousands of dollars except per share data


Quarters                                         First            Second          Third            Fourth
---------------------------------------------  -----------      -----------    ------------    -------------

1998
Net Sales (See A)                                $15,112          $16,358         $19,288         $20,098
Gross Profit                                       5,111            2,553           5,414           5,801
Net Income                                           864           (1,393)            504             536
Earnings per Common
   Share-Basic                                      (.20)             .07             .08             .12
Earnings per Common
   Share-Diluted                                    (.20)             .07             .08             .12

1997
Net Sales                                        $16,228          $15,881         $15,638         $14,310
Gross Profit                                       6,542            5,777           4,795           6,162
Net Income                                         1,122            1,151           1,239           1,330
Earnings per Common
   Share-Basic                                       .18              .19             .17             .18
Earnings per Common
   Share-Diluted                                     .17              .18             .16             .17

A) Due to a change in accounting treatment of certain fiber sales, sales and cost of sales for the first three quarters of 1998 were reduced by $115,000, $674,000 and $775,000, respectively. This change had no effect on previously reported net income or earnings per share.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       SPECTRAN CORPORATION
                                                           (Registrant)

Dated:  November 30, 1999                     /s/Charles B. Harrison
                                              ---------------------------
                                              Charles B. Harrison
                                              President,
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

[Deloitte & Touche Letterhead]   _______________________________________________
                                 Deloitte & Touche LLP Telephone: (617) 437-2000
                                 200 Berkeley Street   Facsimile: (617) 437-2111
                                 Boston, Massachusetts 02116-5022




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



/s/ Deloitte & Touche LLP

February 16, 1999